Form 10-Q/A
period 1995-08-26
CORPORATE EXPRESS INC
filed 1996-06-14
CIK 878130

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 26, 1995

                                      OR

             ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _______

                       Commission File No.      0-24642
                                            --------------


                            CORPORATE EXPRESS, INC.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)


          Colorado                                            84-0978360
   ---------------------------                              -----------------
    (State of incorporation or                              (I.R.S. Employer
     organization)                                          Identification No.)


     325 Interlocken Parkway
     Broomfield, Colorado                                      80021
   ---------------------------                              ----------------
  (Address of principal executive offices)                  (Zip Code)



      Registrant's telephone number, including area code:  (303) 373-2800


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X            No _______
                         ----------


     The number of shares of the registrant's common stock, par value $.0002 per share, outstanding as of September 30, 1995 was 50,190,979.

PART I -- FINANCIAL INFORMATION

Item 1  --  Financial Statements



                            CORPORATE EXPRESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


    ASSETS


                                                                      August 26,          February 25,
                                                                        1995                  1995
                                                                      ----------          ------------
                                                                                (Unaudited)

Current assets:
   Cash and cash equivalents................................          $ 13,217              $   11,546
   Trade accounts receivable, net
      of allowance of $3,346
      and $3,323, respectively..............................           160,189                 119,861
   Notes and other receivables..............................            12,798                   4,627
   Inventories..............................................            81,585                  54,581
   Deferred income taxes....................................            11,318                  13,434
   Other current assets.....................................            11,612                  13,189
                                                                      --------                --------
         Total current assets...............................           290,719                 217,238
                                                                      --------                --------

Property and equipment:
   Land.....................................................             2,276                   2,104
   Buildings and leasehold improvements.....................            18,200                  16,393
   Furniture and equipment..................................            46,842                  28,147
                                                                      --------                --------
                                                                        67,318                  46,644

   Less accumulated depreciation............................           (16,682)                 (9,286)
                                                                      --------                --------
                                                                        50,636                  37,358
                                                                      --------                --------

Goodwill, net of $8,267 and $5,459 of accumulated
amortization, respectively..................................           219,747                 179,142
Other assets, net...........................................            15,324                  11,940
                                                                      --------                --------
                                                                       235,071                 191,082
                                                                      --------                --------

         Total assets.......................................          $576,426                $445,678
                                                                      ========                ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

                                (IN THOUSANDS)


LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                August 26,          February 25,
                                                                                   1995                 1995
                                                                                ----------          ------------
                                                                                         (Unaudited)
Current liabilities:
   Accounts payable - trade....................................                 $ 93,692              $  70,186
   Accounts payable - other....................................                      -                    6,454
   Accrued payroll and benefits................................                   14,769                 10,892
   Accrued purchase costs......................................                   13,470                 11,253
   Other accrued liabilities...................................                   15,365                 14,147
   Current portion of long-term debt
      and capital leases.......................................                    4,497                  3,679
   Net liabilities of discontinued
      operations...............................................                      230                    441
                                                                                --------               --------
         Total current liabilities.............................                  142,023                117,052

Capital lease obligations......................................                    7,107                  6,433
Long-term debt.................................................                  159,738                120,923
Deferred income taxes..........................................                    5,291                  4,333
Minority interest in subsidiaries..............................                   11,718                     -
Other non-current liabilities..................................                       57                    160
                                                                                --------               --------
         Total liabilities.....................................                  325,934                248,901
                                                                                --------               --------
Contingencies (Note 6)

Shareholders' equity:
   Common stock, $.0002 par value, 100,000,000
      shares authorized, 42,234,000 and
      38,841,000 shares issued and
      outstanding, respectively (Note 3).......................                        8                      8
   Additional paid-in capital..................................                  263,792                216,317
   Accumulated deficit.........................................                  (13,664)               (19,601)
   Foreign currency translation adjustments....................                      356                     53
                                                                                --------               --------
         Total shareholders' equity............................                  250,492                196,777
                                                                                --------               --------

            Total liabilities and..............................                 $576,426               $445,678
               shareholders' equity                                             ========               ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  Three Months Ended               Six Months Ended
                                                              --------------------------       -------------------------

                                                              August 26,      August 31,       August 26,     August 31,
                                                                1995            1994             1995           1994
                                                              ----------      ----------       ----------     ----------
                                                                      (Unaudited)                     (Unaudited)
Net sales........................................             $262,970         $144,140         $488,075       $284,924
Cost of sales....................................              196,004          107,370          364,129        212,705
                                                              --------         --------         --------       --------
    Gross profit.................................               66,966           36,770          123,946         72,219

Warehouse operating and selling expenses.........               47,968           29,279           89,082         56,924
New warehouse assimilation expenses..............                3,626              875            5,724          1,647
Corporate general and administrative
  expenses.......................................                6,627            3,820           12,461          7,052
                                                              --------         --------         --------       --------
    Operating profit.............................                8,745            2,796           16,679          6,596

Interest expense, net............................                3,422            3,438            6,103          6,661
                                                              --------         --------         --------       --------
    Income (loss) before income taxes............                5,323             (642)          10,576            (65)

Income tax expense (benefit).....................                2,088             (109)           4,075            (55)

Net income (loss) before minority interest and                --------         --------         --------       --------
 extraordinary item..............................                3,235             (533)           6,501            (10)
Minority interest................................                  449                8              564             40
                                                              --------         --------         --------       --------
Net income (loss) before extraordinary item......                2,786             (541)           5,937            (50)
Extraordinary item:
    Gain on early extinguishment of debt (net
     of tax).....................................                    -              586                -            586
                                                              --------         --------         --------       --------
Net income.......................................             $  2,786         $     45         $  5,937       $    536
                                                              ========         ========         ========       ========
Net income (loss) per share:
   Before extraordinary item.....................             $    .06         $   (.02)        $    .13       $      -
   Extraordinary item............................                    -              .02                -            .02
                                                              --------         --------         --------       --------

Net income per share.............................             $    .06         $      -         $    .13       $    .02
                                                              ========         ========         ========       ========
Weighted average common shares outstanding.......               45,672           29,585           45,038         27,758
                                                              ========         ========         ========       ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     Six Months Ended
                                                                                --------------------------

                                                                                August 26,      August 31,
                                                                                   1995           1994
                                                                                ----------      ----------
                                                                                        (Unaudited)
Cash flows from operating activities:
   Net income...................................................                $  5,937        $     536
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation.............................................                   3,768            2,116
       Amortization.............................................                   3,303            2,599
       Minority interest........................................                     564               40
       Extinguishment of debt with stock........................                       -             (700)
       Other....................................................                       -              (14)
       Changes in assets and liabilities, excluding
         acquisitions:
           (Increase) decrease in accounts receivable...........                 (15,410)          11,662
           (Increase) in inventory..............................                 (12,063)          (1,371)
           Decrease (increase) in other current assets..........                  (1,093)          (2,729)
           (Increase) in other assets...........................                    (425)            (236)
           (Decrease) in accounts payable.......................                  (3,395)          (7,164)
           (Decrease) in accrued liabilities....................                    (384)          (6,689)
                                                                                --------         --------
Net cash used in operating activities...........................                 (19,198)          (1,950)
                                                                                --------         --------
Cash flows from investing activities:
   Proceeds from sale of assets.................................                   4,362               12
   Capital expenditures.........................................                 (10,214)          (1,569)
   Payment for acquisitions, net of cash acquired...............                 (46,579)         (15,118)
   Other, net...................................................                  (4,502)            (285)
                                                                                --------         --------
Net cash used in investing activities...........................                 (56,933)         (16,960)
                                                                                --------         --------

Cash flows from financing activities:
   Issuance of preferred and common stock.......................                  50,896           11,545
   Stock offering costs.........................................                  (2,967)              -
   Proceeds from long-term borrowings...........................                   7,376              783
   Repayments of long-term borrowings...........................                  (2,397)          (3,816)
   Proceeds from short-term borrowings..........................                       -               86
   Repayments of short-term borrowings..........................                  (5,893)          (1,318)
   Cash paid to retire bonds....................................                       -           (9,300)
   Net proceeds from line of credit.............................                  31,400           16,250
                                                                                --------         --------
Net cash provided by financing activities.......................                  78,415           14,230
                                                                                --------         --------
Net cash used in discontinued operations........................                    (211)            (405)
                                                                                --------         --------
Effect of foreign currency exchange rate changes on cash........                    (402)              -
                                                                                --------         --------
Increase (decrease) in cash and cash equivalents................                   1,671           (5,085)
Cash and cash equivalents, beginning of period..................                  11,546           11,400
                                                                                --------         --------
Cash and cash equivalents, end of period........................                $ 13,217         $  6,315
                                                                                ========         ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

Supplemental schedule of noncash investing and financing activities:

Capital lease obligations in the amount of $1,695,000 and $835,000 were incurred during the six months ended August 26, 1995 and August 31, 1994, respectively, for equipment and software.

During the six months ended August 26, 1995, the Company purchased, for a net cash purchase price of $40,117,000, 11 office products distributors -- including two distributors purchased by Macquarie Office Limited ("Macquarie"), an Australian contract stationer in which the Company acquired a 52.7% interest through the purchase, in May 1995, of newly issued securities of Macquarie. During the six months ended August 31, 1994, the Company purchased substantially all of the assets and assumed certain liabilities of six contract stationers for a net cash outlay of $14,586,000. In conjunction with these acquisitions, liabilities were assumed as follows:


                                                  Six Months Ended
                                              -----------------------

                                              August 26,   August 31,
                                                 1995         1994
                                              ----------   ----------
                                                   (In thousands)
                                                     (Unaudited)

Fair value of assets acquired...........         $92,668      $28,317
Cash paid, net of cash acquired.........          40,117       14,586
Issuance of notes payable...............               -          325
Issuance of stock.......................               -          245
Minority interest in subsidiary.........          11,138            -
Purchase price payable, included
   in current liabilities...............              54        3,552
                                                 -------      -------
Liabilities assumed.....................         $41,359      $ 9,609
                                                 =======      =======


In addition to the amounts set forth above, during the six month periods ended August 26, 1995 and August 31, 1994, the Company paid $6,462,000 and $182,000, respectively, for prior period acquisitions. Of the amounts paid for prior period acquisitions in the first six months of fiscal 1995, $5,000,000 was related to the acquisition of certain assets of the office products division of Joyce International.



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

                        NOTES TO CONSOLIDATED STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
- ------------------------------------------------------------------

The consolidated financial statements include the accounts of Corporate Express, Inc. ("Corporate Express" or the "Company") and majority owned subsidiaries.
The Company accounts for its investments in less than 50% owned entities using the equity or cost methods. All intercompany balances and transactions have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended February 25, 1995.

Certain of the Company's locations calculate cost of sales using an estimated gross profit method for interim periods. Cost of sales at these locations are adjusted based on physical inventories which are performed no less than once a year.

Certain reclassifications from warehouse operating and selling expense to corporate general and administrative expense have been made to the August 31, 1994 statement of operations to conform to the August 26, 1995 presentation with respect to certain goodwill amortization. Certain reclassifications have been made to the February 25, 1995 balance sheet to conform to the August 26, 1995 balance sheet presentation.

NOTE 2 - CHANGES IN REPORTED AMOUNTS
- ------------------------------------

The Company has revised its previously issued financial statements for the three and six month periods ended August 26, 1995 to reflect adjustments to expense amounts that were previously charged to accrued purchase costs for the integration of certain warehouses and computer systems. The adjustments had no impact on previously reported cash flows from operations. These adjustments reduced previously reported results of operations as follows:

                                  Three Months          Six Months
                                     Ended                Ended
                                August 26, 1995      August 26, 1995
                                ---------------      ---------------
Income before income taxes:
 As previously reported              $6,753              $12,006
 As revised                           5,323               10,576

Net income:
 As previously reported               3,658                6,809
 As revised                           2,786                5,937

Net income per common share:
 As previously reported                $.08                 $.15
 As Revised                             .06                  .13

                            CORPORATE EXPRESS, INC.

                        NOTES TO CONSOLIDATED STATEMENTS


NOTE 3- COMMON STOCK
- --------------------

On March 30, 1995 the Company sold 3.0 million primary shares (post 50% share dividend) in a follow-on public offering of its common stock, and selling shareholders sold 3.6 million shares at a price of $16.67 (post dividend) per share. The $48.3 million of net proceeds from the offering were used by the Company to repay existing debt and to finance the Company's acquisitions.

In June 1995, the Company's Board of Directors declared a 50% stock dividend of the Company's common stock. The distribution of the stock dividend was made on June 21, 1995 to shareholders of record as of June 16, 1995.

Shareholders of record were entitled to one additional share of common stock for each two shares of the Company's common stock held on June 16, 1995. All information in these financial statements has been restated to reflect the distribution of this stock dividend.

NOTE 4 - COMPUTATION OF NET INCOME PER SHARE AND RESTATEMENT OF COMMON SHARES
- -----------------------------------------------------------------------------
OUTSTANDING
- -----------

Net income per share is calculated by dividing net income by the weighted average shares of common stock and common stock equivalents outstanding. For the six months ended August 31, 1994, and pursuant to the rules of the Securities and Exchange Commission, common stock equivalents related to common stock, preferred stock and stock options and warrants issued within the last year have been included as if they were outstanding for the entire period. Preferred stock has been shown as if converted to common stock on a two for one and one-half basis for all periods presented because all shares of preferred stock were automatically converted upon completion of the Company's initial public offering in September 1994. The weighted average shares outstanding for the three and six months ended August 26, 1995 and August 31, 1994 and the common shares issued and outstanding at August 26, 1995 have been restated to reflect the one for two reverse stock split in August 1994 and the 50% share dividend distributed in June 1995.

NOTE 5 - SUBSEQUENT EVENT
- -------------------------

On September 15, 1995 the Company sold 16,324,528 primary shares in a follow-on public offering of its common stock, and selling shareholders sold 2,075,472 shares at a price of $24.00 per share. Of the $375.2 million of net Company proceeds from the offering, $195.8 million was used to pay for the purchase of the Company shares held by OfficeMax, Inc., the Company's largest shareholder, and $61.0 million was used to repay existing indebtedness. The remaining proceeds will be used to finance the Company's acquisitions and for general corporate purposes.

NOTE 6 - CONTINGENCIES
- ----------------------

The Company is a party to certain legal proceedings in the normal course of business. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the Company's financial position or operating results.

                            CORPORATE EXPRESS, INC.

  ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales. Net sales increased to $262,970,000 in the three months ended August 26, 1995 from $144,140,000 in the three months ended August 31, 1994 and increased to $488,075,000 for the six months ended August 26, 1995 from $284,924,000 for the six months ended August 31, 1994. This increase was primarily attributable to fifteen acquisitions since August 31, 1994. Of the fifteen acquisitions, four closed in the fourth quarter of fiscal 1994 (two in the U.S. and two in Canada), eight closed in the first quarter of fiscal 1995 (one in Australia, one in Canada, and six in the United States) and three closed in the current quarter (two in Australia and one in the U.S.) The largest of these was the acquisition during February 1995 of certain assets and the assumption of certain liabilities of the office products division of Joyce International, which included operations in six states. Acquisitions since May 31, 1994 provided entry into Canada, Australia, Texas, the Carolinas, Florida and the Midwest, and added to operations in several existing regions in the United States. Internal growth in existing regions also contributed to the sales increase.

Gross Profit. Cost of sales includes merchandise, occupancy and delivery costs. Gross profit as a percentage of sales was 25.5% and 25.4% for the three and six month periods ended August 26, 1995 as compared to 25.5% and 25.3% for the same periods in the previous year. Improvements in the merchandise component of gross profit are primarily a result of increased purchasing efficiencies and benefits associated with the introduction of the Company's proprietary In-Stock Catalog and increased vendor rebates. These improvements were offset by the impact of lower gross profit from newly acquired operations which initially have lower merchandise margins and higher delivery and occupancy costs and by supplier price increases on certain of the Company's product offerings, particularly paper products, on which price increases were effective before corresponding price increases were passed on to customers. The Company expects that, over the near term, gross profit will be somewhat negatively impacted by these factors.

Warehouse Operating and Selling Expenses. Warehouse operating and selling expenses primarily include labor and administrative costs associated with operating a regional warehouse and selling expenses and commissions related to the Company's direct sales force. Warehouse operating and selling expenses decreased as a percentage of sales to 18.2% in the three months ended August 26, 1995 from 20.3% for the same period in the prior year, and also decreased to 18.3% of sales for the six months ended August 26, 1995 compared to 20.0% for the same period in the prior year. The decrease reflects the implementation of the Corporate Express business model, which includes centralizing certain administrative functions. Management expects that these operating expenses, as a percentage of net sales, will decrease gradually over time as the Corporate Express business model is implemented in a greater percentage of the Company's operations. In order to be consistent with industry practices, certain reclassifications were made from warehouse operating and selling expenses to corporate general and administrative expenses on the August 31, 1994 statement of operations to conform to the August 26, 1995 presentation with respect to certain goodwill amortization.

New Warehouse Assimilation Expenses. New warehouse assimilation expenses represent the readily identifiable incremental costs of acquiring, restructuring and assimilating an acquisition into the Company's operations. Costs which are not readily identifiable are included in warehouse operating and selling expenses rather than in new warehouse assimilation expenses. New warehouse assimilation expenses were $3,626,000 in the three months ended August 26, 1995 compared to $875,000 in the fiscal 1994 period and $5,724,000 in the six months ended August 26, 1995 compared to $1,647,000 in the same period in the prior year. Contributing to this increase is utilization of contract labor of $702,000 related to the consolidation of the Hayward and San Jose facilities in Northern California. This project was originally scheduled to start in September of 1994 but was delayed due to logistical problems in preparing the facility to accommodate the combined operations. The Company expects that, in fiscal 1995, new warehouse assimilation expense will continue to increase compared to fiscal 1994 as more of the Company's acquisitions are integrated.

                            CORPORATE EXPRESS, INC.

  ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Corporate General and Administrative Expenses. Corporate general and administrative expenses are those central expenses that are incurred to support the Company's regional operations and goodwill amortization. Corporate general and administrative expenses increased $2,807,000 to $6,627,000 in the second quarter of fiscal 1995 from $3,820,000 in the second quarter of fiscal 1994 and increased $5,409,000 to $12,461,000 in the six months ended August 26, 1995 from $7,052,000 in the same period in the previous year, reflecting the Company's expanded operations described above. As a percentage of net sales, corporate general and administrative expenses decreased slightly to 2.5% in the second quarter of fiscal 1995 from 2.7% in the second quarter of fiscal 1994 and was 2.6% in the six months ended August 26, 1995 compared to 2.5% in the same period of the previous year. The decrease, as a percentage of net sales, in the fiscal 1995 quarter compared to the 1994 quarter reflects the leverage of a higher revenue base. As a percentage of net sales, the slight increase in corporate general and administrative expenses in the current six-month period compared to the same period in the prior year is due to centralization of certain administrative functions, and the inclusion of acquisition revenue in net sales only from the date of acquisition while ongoing investment in the administrative and information system support services was necessary to adequately support acquisitions and planned expansion. As the Company integrates acquisitions into its operations and centralizes administrative functions, the resulting increase in corporate, general and administrative expenses is expected, over time, to be more than offset by a decrease in regional warehouse operating and selling expenses.

Operating Profit. Operating profit of $10,175,000 and $18,109,000 for the three month and six month periods ended August 26, 1995, respectively, compares to $2,796,000 and $6,596,000 for the same periods in the previous year. This increase reflects the contribution of acquired companies and increased regional operating profits at the Company's other regional operations. As a percentage of net sales, operating profit increased to 3.9% and 3.7% for the three and six month periods ending August 26, 1995 from 1.9% and 2.3% in the same periods of the previous year.

Interest Expense. Net interest expense decreased slightly to $3,422,000 and $6,103,000 in the three and six-month periods ended August 26, 1995 from $3,438,000 and $6,661,000 in the three and six month periods ended August 31, 1994. This decrease was primarily due to the repurchase of $10 million of Notes (as defined herein) in July 1994. Also contributing to the decrease in interest expense was the elimination of the approximately 0.5% per annum additional illiquidity payment on the Notes effective upon completion of a registered exchange offer in March 1995.

Minority Interest. Minority interest increased to $449,000 and $564,000 for the three and six month periods ended August 26, 1995 from $8,000 and $40,000 for the same periods in the previous year, reflecting the 47.3% minority interest in Corporate Express/Macquarie, the Company's 52.7% owned Australian subsidiary. The Company acquired its interest in Corporate Express/Macquarie effective in May 1995.

Net Income. As described in Note 2 to the financial statements, the Company has revised its previously issued financial statements to reflect adjustments to charge certain warehouse and computer conversion costs to expense in the current period rather than as charges against accrued purchase costs. These adjustments decreased net income by $872,000 for the three and six-month periods ended August 26, 1996. The adjustments had no impact on previously reported cash flows from operations. The Company will reverse $4,699,000 of unused accrued purchase costs against goodwill in the fourth quarter of fiscal 1995, which will reduce the related goodwill amortization expense in future periods. Net income was $2,786,000 and $5,937,000 in the three and six-month periods ended August 26, 1995, compared to net income of $45,000 and $536,000 for the same periods in the prior year. This increase reflects contributions from acquisitions and increased profits from the Company's more mature operations. The increased pre-tax profitability is partially offset by an increase in the effective tax rate to 39% for fiscal 1995 from approximately 16% for the 1994 fiscal year. The fiscal 1994 tax rate was significantly lower due to utilization of net

                            CORPORATE EXPRESS, INC.

  ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


operating loss carryforwards ("NOLs"). The fiscal 1995 tax rate reflects international tax rates and changes in estimates regarding the utilization of certain NOLs, offset by the impact of the inclusion of certain non-deductible goodwill. The fiscal 1994 periods included an extraordinary gain of $586,000, net of tax, related to the repurchase of $10 million principal amount of Notes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through internally generated funds and borrowings from commercial banks, and has financed its acquisitions through the use of such funds and the issuance of equity and debt securities.

In February 1994, the Company completed a private placement of $100,000,000 of 9 1/8% Senior Subordinated Notes (the "Notes"). In July 1994, $10,000,000 principal amount of the Notes were repurchased by the Company for $9,300,000 plus accrued interest. Interest on the $90,000,000 of outstanding Notes is payable semi-annually on March 15 and September 15 of each year. The Notes will mature on March 15, 2004 and will not be redeemable prior to March 15, 1999. Thereafter, the Notes will be redeemable at the option of the Company, in whole or in part. On March 17, 1995, the Company completed an offer to exchange the privately placed Notes for registered Notes. The additional illiquidity payment of approximately 0.5% per annum ceased on completion of the exchange offer, reducing the Company's interest rate with respect to the Notes from approximately 9 5/8% to 9 1/8% per annum.

The Company has a revolving credit facility of $90,000,000, subject to borrowing base and other restrictions (the "Senior Credit Facility"). At September 25, 1995, the Company had no debt outstanding under its Senior Credit Facility, and an unused remaining borrowing line of $90,000,000. Borrowings under the Senior Credit Facility bear interest, at the Company's option at (i) the applicable 30-, 60-, 90-, or 180-day adjusted Eurodollar rate, plus 2.25% (plus or minus 0.25%), subject, with respect to the plus or minus 0.25% adjustment, to a performance-based grid based on the Company's financial results and availability under the Senior Credit Facility or (ii) the applicable prime rate, plus .50% (plus or minus 0.25%). The indebtedness under the Senior Credit Facility is secured by substantially all of the assets of the Company and its United States subsidiaries, including accounts receivable and inventory.

During the first six months of fiscal 1995, the Company purchased 11 contract stationers for a net cash purchase price of $40,117,000 (including two contract stationers purchased by Corporate Express/Macquarie), and including the purchase of newly issued securities representing a 52.7% interest in Macquarie for a net cash outlay of $98,000 ($16,785,000 purchase price less cash acquired of $16,687,000), and made additional payments related to acquisitions completed in fiscal 1994 of approximately $6,462,000. Total liabilities assumed in connection with these acquisitions were $41,359,000 (including accounts payable and assumed debt). During the first six months of fiscal 1995, the Company sold its high end furniture business which was acquired as part of the Joyce Acquisition for $4,366,000. The sale was contemplated at the time of the Joyce Acquisition and was reflected in the financial statements accordingly. In addition, the Company spent approximately $10,214,000 in the first six months of fiscal 1995 of cash for capital expenditures, primarily for warehouse relayouts, computer systems and trucks.

During the six months ended August 26, 1995, cash and cash equivalents increased $1,671,000. This increase reflects net proceeds from the sale of common stock in March 1995 of $47,929,000 and net borrowings under the Senior Credit Facility of $31,400,000, which were partially offset by payments for acquisitions and capital expenditures during the six months ended August 26, 1995 of $56,793,000, as well as cash used for operations and repayment of

                            CORPORATE EXPRESS, INC.

  ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

debt of $27,488,000. Net cash used for operating activities reflects cash generated by net income plus non-cash expenses offset by (i) an increased investment in accounts receivable and inventories reflecting increased sales and the introduction of the In-Stock Catalog into acquired operations and (ii) decreased accounts payable as a result of accelerating payments to wholesalers and vendors of acquired companies to take advantage of available discounts. The repayment of debt includes debt of acquired companies.

For fiscal 1995, the Company expects capital expenditures of approximately $17 million (comprised of approximately $13 million to be used for upgrading and enhancing the Company's information systems and approximately $4 million for maintenance capital items) and approximately $7 million to be used for acquisition related initial capital costs. Actual capital expenditures for fiscal 1995 may be greater or less than budgeted amounts depending on the level of acquisition activity and other factors. The Company has an option to purchase certain real estate which, if purchased and built on, would be the site of the Company's corporate headquarters, replacing presently leased space. The purchase price for the real estate is $4.6 million. Construction of the new headquarters, which the Company anticipates would be funded through third party financing, is currently estimated to cost approximately $30 million, including the $4.6 million land cost. The Company has not yet exercised the option.

On September 15, 1995 the Company sold 16,324,528 primary shares in a follow-on public offering of its common stock, and selling shareholders sold 2,075,472 shares at a price of $24.00 per share. Of the $375.2 million of net Company proceeds from the offering, $195.8 million was used to pay for the purchase of the Company shares held by OfficeMax, Inc., the company's largest shareholder, and $61.0 million was used to repay existing indebtedness. The remaining proceeds will be used to finance the Company's acquisitions and for general corporate purposes.

The Company believes that its cash on hand, borrowing capacity under the Senior Credit Facility, capital resources, cash flows and the proceeds from its public offerings will be sufficient to fund its ongoing operations and anticipated capital expenditures for the next twelve months, although actual capital needs may change, particularly in connection with acquisitions which the Company may make in the future.

PART II -- OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

  Not applicable.

ITEM 2.  CHANGES IN SECURITIES

  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The annual meeting of the shareholders of the Company was held on July 19, 1995. A total of 42,150,608 shares of Company common stock were issued and outstanding as of June 1, 1995, the record date for the meeting. A total of 38,425,076 shares were eligible to be voted at the meeting, in person or by proxy, representing 91% of the total issued and outstanding shares.

The matters voted upon at the annual meeting and the votes cast for, against and abstaining as to each matter, were as follows:

  (1) The election of directors of the Company to serve until the next meeting of shareholders or until their successors are duly elected and qualified.

  Name                               Shares For       Shares Withheld
  ----                               ----------       ---------------
Jirka Rysavy                         38,184,918            240,158
Robert L. King                       38,182,668            242,408
Michael Feuer                        36,664,992          1,760,084
Janet A. Hickey                      38,184,918            240,158
Donald H. Patrick, Jr.               38,184,168            240,908

  (2) The ratification of the appointment of Coopers & Lybrand LLP as the Company's independent auditors for the 1995 fiscal year.

                                     38,408,421      Votes For
                                          2,195      Votes Against
                                         14,460      Abstained

ITEM 5.  OTHER INFORMATION

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
       --------

       11.1 Computation of Earnings Per Share

  (b)  Reports on Form 8-K
       -------------------

       Report on Form 8-K filed on June 5, 1995

       Form 8-K/A filed on August 4, 1995

                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CORPORATE EXPRESS, INC.



                                     By: /s/ SAM R. LENO
                                         ------------------------------
                                           Sam R. Leno
                                           Executive Vice President and
                                           Chief Financial Officer
Date: June 13, 1996                        (Principal Financial Officer)