Form 10-Q/A
period 1995-11-25
CORPORATE EXPRESS INC
filed 1996-06-14
CIK 878130

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 25, 1995

                                      OR

             ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _______

                       Commission File No.    0-24642
                                           --------------


                            CORPORATE EXPRESS, INC.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

               Colorado                                           84-0978360
         ------------------------                               -------------
         (State of incorporation or                             (I.R.S. Employer
          organization)                                         Identification No.)


          325 Interlocken Parkway
          Broomfield, Colorado                                       80021
        -------------------------                               ------------
        (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (303) 373-2800


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X            No __________
                        ----------

     The number of shares of the registrant's common stock, par value $.0002 per share, outstanding as of January 3, 1996 was 50,430,465.

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements


                            CORPORATE EXPRESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


ASSETS

                                                                      November 25,        February 25,
                                                                          1995                1995
                                                                      ------------        ------------

                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                            $   92,100          $   11,546
  Trade accounts receivable, net of allowance
    of $3,065 and $3,323, respectively                                    189,265             119,861
  Notes and other receivables                                              25,555               4,627
  Inventories                                                              94,394              54,581
  Deferred income taxes                                                    10,225              13,434
  Other current assets                                                     10,223              13,189
                                                                       ----------          ----------
      Total current assets                                                421,762             217,238
                                                                       ----------          ----------
Property and equipment:
  Land                                                                      6,878               2,104
  Buildings and leasehold improvements                                     19,568              16,393
  Furniture and equipment                                                  56,864              28,147
                                                                       ----------          ----------
                                                                           83,310              46,644


  Less accumulated depreciation                                           (19,401)             (9,286)
                                                                       ----------          ----------
                                                                           63,909              37,358
                                                                       ----------          ----------
Goodwill, net of $9,829 and $5,459 of accumulated
  amortization, respectively                                              232,226             179,142
Other assets, net                                                          15,541              11,940
                                                                       ----------          ----------
                                                                          247,767             191,082
                                                                       ----------          ----------

      Total assets                                                     $  733,438          $  445,678
                                                                       ==========          ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

                                (IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 November 25,   February 25,
                                                                    1995             1995
                                                                 ------------   ------------
                                                                         (Unaudited)
Current liabilities:
  Accounts payable - trade                                       $   114,988      $  70,186
  Accounts payable - other                                             2,708          6,454
  Accrued payroll and benefits                                        17,968         10,892
  Accrued purchase costs                                              11,158         11,253
  Other accrued liabilities                                           15,305         14,147
  Current portion of long-term debt and capital leases                 5,009          3,679
  Net liabilities of discontinued operations                             227            441
                                                                 -----------    -----------
     Total current liabilities                                       167,363        117,052

Capital lease obligations                                              7,335          6,433
Long-term debt                                                       104,339        120,923
Deferred income taxes                                                  5,658          4,333
Minority interest in subsidiaries                                     12,189            -
Other non-current liabilities                                            841            160
                                                                 -----------    -----------
     Total liabilities                                               297,725        248,901
                                                                 -----------    -----------
Contingencies (Note 6)

Shareholders' equity:
  Common stock, $.0002 par value, 100,000,000 shares
    authorized, 50,399,000 and 38,841,000 shares
    issued and outstanding, respectively (Note 3)                         10              8
  Additional paid-in capital                                         443,597        216,317
  Accumulated deficit                                                 (8,162)       (19,601)
  Foreign currency translation adjustments                               268             53
                                                                 -----------    -----------
     Total shareholders' equity                                      435,713        196,777
                                                                 -----------    -----------

          Total liabilities and shareholders' equity             $   733,438       $445,678
                                                                 ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      Three Months Ended                Nine Months Ended
                                                                  ----------------------------    -----------------------------
                                                                  November 25,    November 30,    November 25,     November 30,
                                                                      1995            1994            1995             1994
                                                                  ------------    ------------    ------------     ------------
                                                                           (Unaudited)                     (Unaudited)
Net sales                                                         $    301,008    $   161,421     $    789,083     $    446,345
Cost of sales                                                          220,655        118,381          584,784          331,086
                                                                  ------------    -----------     ------------     ------------
     Gross profit                                                       80,353         43,040          204,299          115,259


Warehouse operating and selling expense                                 55,473         30,911          144,555           87,834
New warehouse assimilation expenses                                      4,752          1,403           10,476            3,050
Corporate general and administrative expenses                            8,575          5,596           21,036           12,649
                                                                  ------------    -----------     ------------     ------------
     Operating profit                                                   11,553          5,130           28,232           11,726


Interest expense, net                                                    1,764          2,805            7,867            9,466
                                                                  ------------    -----------     ------------     ------------
     Income before income taxes                                          9,789          2,325           20,365            2,260

Income tax expense                                                       3,819            404            7,894              349
                                                                  ------------    -----------     ------------     ------------
Income before minority interest and
  extraordinary item                                                     5,970          1,921           12,471            1,911
Minority interest                                                          467             64            1,031              104
                                                                  ------------    -----------     ------------     ------------
Income before extraordinary item                                         5,503          1,857           11,440            1,807
Extraordinary item:
  Gain on early extinguishment of debt (net of tax)                        -              -                -                586
                                                                  ------------    -----------     ------------     ------------
Net income                                                        $      5,503    $     1,857     $     11,440     $      2,393
                                                                  ============    ===========     ============     ============
Net income per share:
  Before extraordinary item                                       $        .10    $       .05     $        .24     $        .06
  Extraordinary item                                                       -              -                -                .02
                                                                  ------------    -----------     ------------     ------------

Net income per share                                              $        .10    $       .05     $        .24     $        .08
                                                                  ============    ===========     ============     ============
Weighted average common shares outstanding                              52,713         38,474           47,552           31,556
                                                                  ============    ===========     ============     ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                  Nine Months Ended
                                                                         ---------------------------------
                                                                         November 25,         November 30,
                                                                             1995                  1994
                                                                         --------------       ------------
                                                                                     (Unaudited)
Cash flows from operating activities:
  Net income                                                             $   11,440           $    2,393
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                                            5,901                3,447
      Amortization                                                            5,290                3,960
      Minority interest                                                       1,031                  104
      Gain on early extinguishment of debt                                      -                   (700)
      Changes in assets and liabilities, excluding acquisitions:
         (Increase) decrease in accounts receivable                         (41,899)               1,937
         (Increase) in inventory                                            (21,471)              (2,364)
         (Increase) in other current assets                                  (5,468)              (3,677)
         (Increase) in other assets                                          (1,051)                (945)
         Increase (decrease) in accounts payable                             11,993              (14,572)
         (Decrease) increase in accrued liabilities                             641                  112
                                                                        -------------        -------------
Net cash used in operating activities                                       (33,593)             (10,305)
                                                                        -------------        -------------
Cash flows from investing activities:
  Proceeds from sale of assets                                                4,362                  -
  Capital expenditures                                                      (21,265)              (4,044)
  Payment for acquisitions, net of cash acquired                            (63,611)             (15,492)
  Other, net                                                                 (5,040)                (200)
                                                                        --------------       -------------
Net cash used in investing activities                                       (85,554)             (19,736)
                                                                        --------------       -------------
Cash flows from financing activities:
  Issuance of preferred and common stock                                    443,352              123,775
  Stock offering costs                                                      (19,057)              (9,388)
  Purchase of Company common stock held by OfficeMax                       (195,831)                 -
  Proceeds from long-term borrowings                                          8,398                2,775
  Repayments of long-term borrowings                                         (3,743)             (22,386)
  Repayments of short-term borrowings                                        (8,194)              (3,558)
  Cash paid to retire bonds                                                     -                 (9,300)
  Net payments on line of credit                                            (24,600)             (20,450)
                                                                        -------------        -------------
Net cash provided by financing activities                                   200,325               61,468
                                                                        -------------        -------------
Net cash used in discontinued operations                                       (214)                (509)
                                                                        -------------        -------------
Effect of foreign currency exchange rate changes on cash                       (410)                 -
                                                                        -------------        -------------
Increase in cash and cash equivalents                                        80,554               30,918
Cash and cash equivalents, beginning of period                               11,546               11,400
                                                                        -------------        -------------
Cash and cash equivalents, end of period                                $    92,100          $    42,318
                                                                        =============        =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

Supplemental schedule of noncash investing and financing activities:

Capital lease obligations in the amount of $3,173,000 and $2,776,000 were incurred during the nine months ended November 25, 1995 and November 30, 1994, respectively, for equipment and software.

During the nine months ended November 25, 1995, the Company acquired, for a net cash purchase price of $57,149,000, 20 office products distributors --including three distributors purchased by Corporate Express Australia (formerly Macquarie Office Limited), an Australian contract stationer in which the Company acquired a 52.7% interest through the purchase, in May 1995, of newly issued securities of Corporate Express Australia. During the nine months ended November 30, 1994, the Company purchased substantially all of the assets and assumed certain liabilities of six contract stationers for a net cash outlay of $14,960,000. In conjunction with these acquisitions, liabilities were assumed as follows:

                                                    Nine Months Ended
                                               ----------------------------

                                               November 25,    November 30,
                                                   1995            1994
                                               ------------    ------------
                                                       (In thousands)
                                                         (Unaudited)

Fair value of assets required                     $125,436          $28,291
Cash paid, net of cash acquired                     57,149           14,960
Issuance of notes payable                              -                -
Issuance of stock                                      -                245
Minority interest in subsidiary                     11,138              -
Purchase price payable, included
  in current liabilities                             2,708            3,877
                                                   -------          -------
Liabilities assumed                                $54,441          $ 9,209
                                                   =======          =======

In addition to the accounts set forth above, during the nine-month periods ended November 25, 1995 and November 30, 1994, the Company paid $6,462,000 and $182,000, respectively, for prior period acquisitions and, in August 1994, purchased for $350,000 in cash and $100,000 in notes payable a 45% interest in an office product distributor. Of the amounts paid for prior period acquisitions in the first nine months of fiscal 1995, $5,000,000 was related to the acquisition of certain assets of the office products division of Joyce International.

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

Certain reclassifications from warehouse operating and selling expense to corporate general and administrative expense have been made to the November 30, 1994 statement of operations to conform to the November 25, 1995 presentation with respect to goodwill amortization. Certain reclassifications have been made to the February 25, 1995 balance sheet to conform to the November 25, 1995 balance sheet presentation.

NOTE 2 - CHANGES IN REPORTED AMOUNTS
- ------------------------------------

The Company has revised its previously issued financial statements for the three and nine-month periods ended November 25, 1995. The Company reviewed its treatment of certain costs in accordance with its established policies for acquisition accounting. As a result of this review, the Company has reclassified certain costs to warehouse assimilation expenses from purchase accounting accruals. Such classification of these costs is consistent with recently issued interpretations of accounting literature applicable to accounting for business combinations.

                                  Three Months                Nine Months
                                      Ended                      Ended
                                November 25, 1995          November 25, 1995
                                -----------------          -----------------
Income before income taxes:
 As previously reported               $11,850                    $23,856
 As revised                             9,789                     20,365

Net income:
 As previously reported                 6,760                     13,569
 As revised                             5,503                     11,440

Net income per common share:
 As previously reported               $   .13                    $   .29
 As Revised                               .10                        .24

                            CORPORATE EXPRESS, INC.

                        NOTES TO CONSOLIDATED STATEMENTS


NOTE 3 - COMMON STOCK
- ---------------------

On March 30, 1995, a public offering of 6,770,625 shares of common stock was consummated at a price to the public of $16.68 per share. Of the shares offered, 3,000,000 shares were sold by the Company and 3,770,625 shares were sold by selling security holders, including 264,938 shares issued upon exercise of warrants purchased by the underwriters.

On June 21, 1995, a 50% share dividend was distributed to shareholders of record as of June 15, 1995. All information in these financial statements has been restated to reflect the distribution of this share dividend.

On September 15, 1995, the Company sold 16,324,528 primary shares in a public offering of its common stock, and certain selling shareholders sold 2,075,472 shares at a price of $24.00 per share. Of the $375,200,000 of net proceeds to the Company, $195,831,000 was used to pay for the purchase of the Company shares held by OfficeMax, Inc., the Company's largest shareholder, and $61,000,000 was used to repay existing indebtedness. The remaining proceeds are being used to finance the Company's acquisitions and for general corporate purposes.


NOTE 4 - COMPUTATION OF NET INCOME PER SHARE AND RESTATEMENT OF COMMON SHARES
- -----------------------------------------------------------------------------
OUTSTANDING
- -----------

Net income per share is calculated by dividing net income by the weighted average shares of common stock and common stock equivalents outstanding. For the nine months ended November 30, 1994, and pursuant to the rules of the Securities and Exchange Commission, common stock equivalents related to common stock, preferred stock and stock options and warrants issued within the last year have been included as if they were outstanding for the entire period. Preferred stock has been shown as if converted to common stock on a two-for-one and one-half basis for all periods presented because all shares of preferred stock were automatically converted upon completion of the Company's initial public offering in September 1994. The weighted average shares outstanding for the three and nine months ended November 25, 1995 and November 30, 1994 and the common shares issued and outstanding at February 25, 1995 have been restated to reflect the one-for-two reverse stock split in August 1994 and the 50% share dividend distributed in June 1995.

NOTE 5 - SUBSEQUENT EVENT
- -------------------------

In December 1995, the Company entered into an agreement to acquire a 51% interest in a United Kingdom contract stationer, The Chisholm Group, with distribution centers located in London and Surrey, for a purchase price of approximately $2,900,000. The agreement includes an option for the Company to purchase the remaining interest in The Chisholm Group.

In December 1995, Macquarie Office Limited changed its legal name to Corporate Express Australia. On December 21, 1995, Corporate Express Australia issued an additional 6,110,000 of its common stock at a price of A$1.30 (US$.96) per share. Of the shares offered, 3,110,000 were purchased by Corporate Express and 3,000,000 were purchased by institutional investors for cash. As a result, Corporate Express' interest in Corporate Express Australia has decreased from
52.7% to 52.5%.   In December 1995, Corporate Express Australia acquired Revson
Australia Pty Ltd, headquartered in Sydney, and Arnell Pty Ltd, headquartered in Canberra, for a combined purchase price of approximately A$10,700,000 (US$7,900,000).

                            CORPORATE EXPRESS, INC.

                        NOTES TO CONSOLIDATED STATEMENTS



On January 6, 1996, the Company entered into an Agreement and Plan of Merger with U.S. Delivery Systems, Inc. ("U.S. Delivery"). Pursuant to the Merger, U.S. Delivery will become a wholly-owned subsidiary of the Company and each outstanding share of U.S. Delivery common stock will be converted into 1.2 shares of the Company's common stock. The exchange ratio for shares of the Company's common stock to be received by U.S. Delivery stockholders is subject to adjustment under certain circumstances based upon a range of prices during a specified period prior to the closing date of the Merger. The shares of the Company's common stock to be issued to the U.S. Delivery stockholders will be registered on a Registration Statement on Form S-4 filed under the Securities Act of 1933. The consummation of the Merger is subject to the terms and conditions set forth in the Merger Agreement, including the approval of the shareholders of both the Company and U.S. Delivery, receipt of all necessary regulatory approvals, satisfactory confirmation that the Merger will be treated as a tax-free reorganization and accounted for as a pooling of interests, and other customary conditions. The Merger Agreement may be terminated by the parties if the Merger is not consummated by May 31, 1996.

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
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales. Net sales increased to $301,008,000 in the three months ended November 25, 1995 from $161,421,000 in the three months ended November 30, 1994 and increased to $789,083,000 for the nine months ended November 25, 1995 from $446,345,000 for the nine months ended November 30, 1994. This increase was primarily attributable to 24 acquisitions since November 30, 1994. Of the 24 acquisitions, four closed in the fourth quarter of fiscal 1994 (two in the U.S. and two in Canada), eight closed in the first quarter of fiscal 1995 (one in Australia, one in Canada, and six in the U.S.), three closed in the second quarter (two in Australia and one in the U.S.) and nine closed in the current quarter (one in Australia, one in Canada and seven in the U.S.) The largest of these was the acquisition in February 1995 of certain assets and the assumption of certain liabilities of the office products division of Joyce International, which included operations in six states. Acquisitions since November 1994 provided entry into Canada, Australia, Wisconsin, Missouri, Ohio, Idaho, Montana, Utah, Wyoming, Alabama and Louisiana, and added to operations in several existing regions in the United States. Internal growth in existing regions also contributed to the sales increase.

Gross Profit. Cost of sales includes merchandise, occupancy and delivery costs. Gross profit as a percentage of sales was 26.7% and 25.9% for the three and nine-month periods ended November 25, 1995, as compared to 26.7% and 25.8% for the same periods in the previous year. Improvements in the merchandise component of gross profit are primarily a result of increased purchasing efficiencies and benefits associated with the introduction of the Company's proprietary In-Stock Catalog and increased vendor rebates. Additionally, one-time adjustments related to the final accounting for catalog revenues and additional vendor funds resulting from higher than expected volume due to acquisitions were recognized in the third quarter. Continued improvements in merchandise gross profit are expected to offset these unusual adjustments in future periods. These improvements in the merchandise component of gross profit were offset by the impact of lower gross profit from newly acquired operations which initially have lower merchandise margins and higher delivery and occupancy costs and by supplier price increases on certain of the Company's product offerings, particularly paper products, on which price increases were effective before corresponding price increases were passed on to customers. The Company expects that, over the near term, gross profit will be somewhat negatively impacted by these factors.

Warehouse Operating and Selling Expenses. Warehouse operating and selling expenses primarily include labor and administrative costs associated with operating a regional warehouse and selling expenses and commissions related to the Company's direct sales force. Warehouse operating and selling expenses decreased as a percentage of sales to 18.4% in the three months ended November 25, 1995 from 19.1% for the same period in the prior year, and also decreased to 18.3% of sales for the nine months ended November 25, 1995 compared to 19.7% for the same period in the prior year. The decrease reflects the implementation of the Corporate Express business model at certain regional warehouses, which includes centralizing certain administrative functions. Management expects that these operating expenses, as a percentage of net sales, will decrease gradually over time as the Corporate Express business model is implemented in a greater percentage of the Company's operations. Consistent with industry practices, certain reclassifications were made from warehouse operating and selling expenses to corporate general and administrative expenses on the November 30, 1994 statement of operations to conform to the November 25, 1995 presentation with respect to goodwill amortization.

New Warehouse Assimilation Expenses. New warehouse assimilation expenses represent the readily identifiable incremental costs of acquiring, restructuring and assimilating an acquisition into the Company's operations. Costs which are not readily identifiable are included in warehouse operating and selling expenses rather than in new warehouse assimilation expenses. New warehouse assimilation expenses were $4,752,000 in the three months ended

                            CORPORATE EXPRESS, INC.

  ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

November 25, 1995 compared to $1,403,000 in the fiscal 1994 period and $10,476,000 in the nine months ended November 25, 1995 compared to $3,050,000 in the same period in the prior year. This increase is due largely to utilization of contract labor of $1,024,000 related to the consolidation of the San Jose and Hayward facilities in Northern California. This consolidation project has taken longer than expected due to a variety of factors including a search for a suitable larger facility, timing of former tenants vacating the expansion space, delays in obtaining building permits, labor negotiations, and the need to integrate these facilities cautiously to ensure uninterrupted service to customers. In addition, this integration and computer conversion was more costly than anticipated because it took more hours to complete related tasks including all aspects of data conversion to comply with Corporate Express standards. The Company expects that, in fiscal 1995, new warehouse assimilation expenses will continue to increase compared to fiscal 1994 as more of the Company's acquisitions are integrated.

Corporate General and Administrative Expenses. Corporate general and administrative expenses include those central expenses that are incurred to support the Company's regional operations and goodwill amortization. Corporate general and administrative expenses increased $2,979,000 to $8,575,000 in the third quarter of fiscal 1995 from $5,596,000 in the third quarter of fiscal 1994 and increased $8,387,000 to $21,036,000 in the nine months ended November 25, 1995 from $12,649,000 in the same period in the previous year, reflecting the Company's expanded operations. As a percentage of net sales, corporate general and administrative expenses decreased to 2.8% in the third quarter of fiscal 1995 from 3.5% in the third quarter of fiscal 1994 and was 2.7% in the nine months ended November 25, 1995 compared to 2.8% in the same period of the previous year. The decrease, as a percentage of net sales, in the fiscal 1995 quarter compared to the 1994 quarter reflects the leverage of a higher revenue base and the inclusion of some non-recurring costs in the information systems area in the fiscal 1994 quarter. As the Company integrates acquisitions into its operations and centralizes administrative functions, the resulting increase in corporate, general and administrative expenses is expected, over time, to be more than offset by a decrease in regional warehouse operating and selling expenses.

Operating Profit. Operating profit of $11,553,000 and $28,232,000 for the three and nine-month periods ended November 25, 1995, respectively, compares to $5,130,000 and $11,726,000 for the same periods in the previous year. This increase reflects the contribution of acquired companies and increased regional operating profits at the Company's other regional operations. As a percentage of net sales, operating profit increased to 3.8% and 3.6% for the three and nine-month periods ending November 25, 1995 from 3.2% and 2.6% in the same periods of the previous year.

Interest Expense. Net interest expense decreased to $1,764,000 and $7,867,000 in the three and nine-month periods ended November 25, 1995 from $2,805,000 and $9,466,000 in the three and nine-month periods ended November 30, 1994. This decrease was due to the repurchase of $10,000,000 of 9 1/8% Senior Subordinated Notes (the "Notes") in July 1994, the elimination of the approximately 0.5% per annum additional illiquidity payment on the Notes effective upon completion of a registered exchange offer in March 1995, and payments on the line of credit using funds from the public offerings of the Company's common stock completed in March 1995 and September 1995.

Minority Interest. Minority interest increased to $467,000 and $1,031,000 for the three and nine-month periods ended November 25, 1995 from $64,000 and $104,000 for the same periods in the previous year, reflecting the 47.3% minority interest in Corporate Express Australia, the Company's 52.7% owned Australian subsidiary. The Company acquired its interest in Corporate Express Australia in May 1995.

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
                             RESULTS OF OPERATIONS

by $1,257,000 and $2,129,000 for the three and nine months ended November 25, 1995, respectively. The adjustments had no impact on previously reported cash flows from operations. The Company will reverse $4,699,000 of unused accrued purchase costs against goodwill in the fourth quarter of fiscal 1995, which will reduce the related goodwill amortization expenses in future periods. Net income of $5,503,000 and $11,440,000 in the three and nine-month periods ended November 25, 1995, compared to net income of $1,857,000 and $2,393,000 for the same periods in the prior year. This increase reflects contributions from acquisitions and increased profits from the Company's more mature operations. The increased pre-tax profitability is partially offset by an increase in the effective tax rate to 39% for fiscal 1995 from approximately 16% for fiscal 1994. The fiscal 1994 tax rate was significantly lower due to utilization of net operating loss carryforwards ("NOLs"). The fiscal 1995 tax rate reflects international tax rates and changes in estimates regarding the utilization of certain NOLs, offset by the impact of the inclusion of certain non-deductible goodwill. The nine-month period ended November 30, 1994 includes an extraordinary gain of $586,000, net of tax, related to the repurchase of $10,000,000 principal amount of Notes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through internally generated funds and borrowings from commercial banks, and has financed its acquisitions through the use of such funds and the issuance of equity and debt securities.

In February 1994, the Company completed a private placement of $100,000,000 of Notes. In July 1994, $10,000,000 principal amount of the Notes were repurchased by the Company for $9,300,000 plus accrued interest. Interest on the $90,000,000 of outstanding Notes is payable semi-annually on March 15 and September 15 of each year. The Notes will mature on March 15, 2004 and will not be redeemable prior to March 15, 1999. Thereafter, the Notes will be redeemable at the option of the Company, in whole or in part. On March 17, 1995, the Company completed an offer to exchange the privately placed Notes for registered Notes. The additional illiquidity payment of approximately 0.5% per annum ceased on completion of the exchange offer, reducing the Company's interest rate with respect to the Notes from approximately 9 5/8% to 9 1/8% per annum.

The Company has a revolving credit facility of $90,000,000, subject to borrowing base and other restrictions (the "Senior Credit Facility"). At January 4, 1996, the Company had no debt outstanding under its Senior Credit Facility, and an unused remaining borrowing line of $90,000,000. Borrowings under the Senior Credit Facility bear interest, at the Company's option, at (i) the applicable 30-, 60-, 90-, or 180-day adjusted Eurodollar rate, plus 2.25% (plus or minus 0.25%), subject, with respect to the plus or minus 0.25% adjustment, to a performance-based grid based on the Company's financial results and availability under the Senior Credit Facility or (ii) the applicable prime rate plus .50% (plus or minus 0.25%). The indebtedness under the Senior Credit Facility is secured by substantially all the assets of the Company and its United States subsidiaries, including accounts receivable and inventory.

On March 30, 1995, a public offering of 6,770,625 shares of common stock was consummated at a price to the public of $16.68 per share. Of the shares offered, 3,000,000 shares were sold by the Company and 3,770,625 shares were sold by selling security holders, including 264,938 shares issued upon exercise of warrants purchased by the underwriters.

On September 15, 1995, the Company sold 16,324,528 primary shares in a follow-on public offering of its common stock, and selling shareholders sold 2,075,472 shares at a price of $24.00 per share. Of the $375,200,000 of net proceeds to the Company from the offering, $195,831,000 was used to pay for the purchase of the Company shares held by OfficeMax, Inc., the Company's largest shareholder, and $61,000,000 was used to repay existing indebtedness. The remaining proceeds will be used to finance the Company's acquisitions and for general corporate purposes.

                            CORPORATE EXPRESS, INC.

  ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

During the first nine months of fiscal 1995, the Company acquired 20 contract stationers for a net cash purchase price of $57,149,000 (including three contract stationers purchased by Corporate Express Australia), and including the purchase of newly issued securities representing a 52.7% interest in Corporate Express Australia, for a net cash outlay of $98,000 ($16,785,000 purchase price less cash acquired of $16,687,000). Total liabilities assumed in connection with these acquisitions were $54,441,000 (including accounts payable and assumed debt). In addition, Corporate Express made payments of approximately $6,462,000 related to acquisitions completed in fiscal 1994. During the first nine months of fiscal 1995, the Company sold its high-end furniture business which was acquired as part of the Joyce Acquisition for $4,362,000. The sale was contemplated at the time of the Joyce Acquisition and was reflected in the financial statements accordingly. In addition, the Company expended approximately $21,265,000 in the first nine months of fiscal 1995 for capital expenditures, primarily for warehouse reconfiguration, computer systems and trucks.

During the nine months ended November 25, 1995, cash and cash equivalents increased $80,554,000. This increase reflects net proceeds from the sale of common stock in March and September 1995 of $424,295,000 offset by the purchase of Company common stock held by OfficeMax for $195,831,000, net payments on the Senior Credit Facility of $24,600,000, payments for acquisitions and capital expenditures during the nine months ended November 25, 1995 of $84,876,000, as well as cash used for operations and repayment of debt of $45,530,000. Net cash used for operating activities reflects cash generated by net income plus non-cash expenses offset by an increased investment in accounts receivable and inventories reflecting increased sales and the introduction of the In-Stock Catalog into acquired operations. The repayment of debt includes debt of acquired companies.

In December 1995, the Company acquired or entered into agreements to acquire two contract stationers in Australia and a 51% interest in a United Kingdom contract stationer with an option to purchase the remainder for a combined purchase price of approximately $10,800,000. The acquired companies are Revson Australia Pty Ltd, headquartered in Sydney, with three distribution centers and eight distribution breakpoints throughout Australia; Arnell Pty Ltd, headquartered in Canberra; and the Chisholm Group with distribution centers in London and Surrey. The Australian acquisitions were acquired through Corporate Express Australia, the Company's 52.5% owned Australian subsidiary.

For fiscal 1995, the Company expects capital expenditures of approximately $24,000,000 excluding capital for the new headquarters' facility (comprised of approximately $13,000,000 to be used for upgrading and enhancing the Company's information systems, approximately $4,000,000 for maintenance capital items, and $7,000,000 to be used for acquisition related initial capital costs). Actual capital expenditures for fiscal 1995 may be greater or less than budgeted amounts depending on the level of acquisition activity and other factors. The Company has purchased real estate for $4,600,000 and has begun construction of the Company's corporate headquarters, which will replace presently leased space. Construction of the new headquarters, which the Company anticipates will be funded through third party financing, is currently estimated to cost approximately $30,000,000, including the headquarters building land cost.

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

  Not applicable.

ITEM 5.  OTHER INFORMATION

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
       --------

       11.1 Computation of Earnings Per Share

  (b)  Reports on Form 8-K
       -------------------

       Report on Form 8-K filed on October 10, 1995

                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CORPORATE EXPRESS, INC.



                          By:   /s/ SAM R. LENO
                                ------------------------------------------------
                                   Sam R. Leno
                                   Executive Vice President and Chief Financial
                                   Officer
Date: June 13, 1996                (Principal Financial Officer and Duly
                                   Authorized Officer)