Form 10-K405
period 1996-03-02
CORPORATE EXPRESS INC
filed 1996-06-14
CIK 878130

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED MARCH 2, 1996
                                       OR
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE TRANSITION PERIOD FROM ______ TO ______

                        Commission file number 0-24642

                            CORPORATE EXPRESS, INC.
             (Exact name of registrant as specified in its charter)

         COLORADO                                84-0978360
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

     325 INTERLOCKEN PARKWAY                            80021
     BROOMFIELD, COLORADO                            (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (303) 373-2800

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.0002 PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]   No [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant at May 31, 1996 was $2,479,788,444.

         The number of shares outstanding of the registrant's Common Stock as of May 31, 1996 was 68,982,951.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:

Part III - The Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the fiscal year.

                            CORPORATE EXPRESS, INC.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 2, 1996

                               TABLE OF CONTENTS

ITEM                                                      PAGE
NUMBER                                                   NUMBER

                                     PART I

1    Business...........................................   1

2    Properties.........................................   8

3    Legal Proceedings..................................   9

4    Submission of Matters to a Vote of Security Holders  10

                                    PART II

5    Market for Registrant's Common Equity and Related
     Stockholder Matters................................  10

6    Selected Consolidated Financial Data...............  11

7    Management's Discussion and Analysis of Financial
     Condition and Results of Operations................  14

8    Financial Statements and Supplementary Data........  23

9    Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure................  52

                                    PART III

10    Directors and Executive Officers of the Registrant  53

11    Executive  Compensation...........................  53

12    Security Ownership of Certain Beneficial Owners
      and Management....................................  53

13    Certain Relationships and Related Transactions....  53

                                    PART IV

14    Exhibits, Financial Statements, Schedules and
      Reports on Form 8-K...............................  54

      Signatures........................................  57

                                     PART I
                                     ------

    ITEM  1.  BUSINESS

    OVERVIEW

         Corporate Express, Inc.("Corporate Express" or the "Company") is a leading provider of office products and services to large corporations. Since 1991, Corporate Express has expanded through acquisitions from a regional operation in Colorado to operations throughout the United States, Canada, the United Kingdom, Australia and New Zealand. Corporate Express believes it has developed a substantially different business model from traditional contract stationers, defining itself as a "Corporate Supplier" which provides a broad array of non-production goods and services to its customers while reducing overall procurement costs and providing a high level of customer service. The Company's current offering includes office supplies, computer and imaging supplies, computer software, office furniture, and forms management, printing, same-day local delivery services and distribution logistics management. Corporate Express markets to its existing and prospective customers through a direct sales force and fulfills its products and services through 358 locations including 73 warehouses and a fleet of approximately 6,500 owned or contracted vehicles.

         Since its founding in 1986, the Company has focused its acquisition strategy on acquiring other office products companies and companies which market complementary products. The Company has recently expanded its product and service offering through the acquisition of Richard Young Journal, Inc., a computer products distributor ("Young"), U.S. Delivery Systems, Inc., a same-day local delivery company ("Delivery"), and ASAP Software Express, Inc., a direct reseller of computer software and provider of related services ("ASAP").


    INDUSTRY OVERVIEW

         The Company's target customers are large corporations with over 100 employees. The Company believes that these large corporations increasingly seek to reduce the cost of procuring non-production goods and services and decrease the time and effort spent managing functions that are not considered core competencies. To that end, corporations seek to reduce the number of their suppliers in order to eliminate the internal costs associated with multiple invoices, deliveries, and ordering procedures, uneven service levels and inconsistent product availability. Many large corporations operate from multiple locations and can benefit from selecting suppliers who can service them nationally or internationally.

         In many non-production goods and services sectors, including office products and same-day local delivery, competition is often highly fragmented and consists primarily of smaller local or regional providers. The Company believes that the desire of large corporations to reduce costs by decreasing their number of suppliers to a small group of reliable and cost-effective partners will continue to lead to the consolidation of many currently fragmented sectors, as well as consolidation in sectors where the key differentiation will be customers' needs rather than a product or service as it has been historically.


    THE CORPORATE SUPPLIER STRATEGY

         The Company's Corporate Supplier strategy is designed to reduce its customers' total costs and the internal effort necessary to manage the procurement of non-production goods and services. The Company believes that its target customers value a high level of service including account relationship managers, delivery services and customized pricing, electronic interfaces, reporting formats and product catalogs. Corporate Express seeks to supply a broad range of the non-production goods and services needs of large corporations. This broad product and service offering permits Corporate Express to reduce its customers' procurement costs associated with dealing with multiple vendors, including multiple invoices, deliveries, ordering procedures, uneven service levels, and inconsistent product availability, while servicing customers' broad geographical service and delivery requirements.

         Corporate Express also seeks to continually reduce its merchandise and operating costs which should permit it to offer its customers lower prices. By purchasing most of its products directly from manufacturers in large volumes and limiting the number of manufacturers represented in its In-Stock Catalog and other specialty catalogs, Corporate Express is increasingly able to earn volume discounts and advertising allowances from its vendors. Corporate Express believes its computer systems represent a key strategic advantage which differentiates the Company from its competitors and permits it to achieve cost savings, provide superior customer service and centrally manage its operations. The Company expects to continue making substantial investments to upgrade and enhance its computer systems.

         A key element of Corporate Express' business strategy is to seek to provide superior customer service in addition to providing "one-stop shopping," reliable delivery, national account service, electronic customer interfacing, customized reporting and other customized services. Also, in order to better serve its multi-national customers and to take advantage of the fragmented nature of many international markets, Corporate Express has devoted substantial resources to expanding outside of the United States, principally through acquisitions.


    PRODUCTS AND SERVICES

         Corporate Express provides a broad range of non-production goods and services used by large corporations. The Company's current product distribution offering includes office supplies, computer and imaging supplies, computer software, office furniture, and forms management and printing and its current service offering in the United States includes same-day local delivery, distribution logistics management and other services. Name-brands offered by the Company include 3M, Microsoft, and Hewlett-Packard as well as the Company's own "EXP" private label. For fiscal 1995 (taking into account the Delivery and Young mergers) and pro forma for newly introduced product categories, the approximate percentages of the Company's domestic net sales by product and service category were as follows:

                                                            Fiscal 1995
                                                            ------------
Category                                           Actual   Pro Forma(1)
- -------------------------------------------------  -------  ------------

    Product Distribution:
      Office, Computer and Imaging Supplies and
         Computer Software (2)                         67%           70%
      Office Furniture                                  8             8
      Other (3)                                         3             3

    Services                                           22            19
                                                      ---           ---
                                                      100%          100%

    (1) Includes 1995 sales of ASAP, which was acquired in May 1996.
    (2) Corporate Express does not have significant sales of computer systems.
    (3) Includes forms management and printing, advertising specialties and other products.

         Company Catalogs. Corporate Express' merchandising strategy is based primarily on the Company's proprietary, full-color In-Stock Catalog. This catalog provides a comprehensive selection and variety of the approximately 5,000 best-selling items in the core categories of office and computer supplies which Corporate Express regularly maintains in inventory in its regional warehouses for next-day delivery. This merchandising strategy differs from that of traditional contract stationers which typically provide their customers with wholesaler-produced catalogs and maintain only a small portion of inventory on hand. Corporate Express has introduced the In-Stock Catalog in all of its United States regions as well as Canada and Australia. Substantially all products featured in the In-Stock Catalog are purchased by Corporate Express directly from the manufacturer, or its agents at comparable prices, eliminating the intermediate wholesaler's mark-up. A broad selection of specialty computer and imaging supplies, furniture and other items are listed in various Computer specialty catalogs.

         The number of items found in the In-Stock Catalog is comparable to that found in a typical office products superstore, although the merchandise mix differs substantially. Products are selected for the In-Stock Catalog utilizing computerized sales trend analyses which determine the best-selling items and needs of the large corporate customer. The In-Stock Catalog is updated annually to account for new sales trends, new product introductions and changes in manufacturers' list prices. The In-Stock Catalog includes a full-color photograph of each item, a narrative product description that emphasizes the particular benefits and features of each item and a bar code to permit electronic order entry. In addition to the In-Stock Catalog, Corporate Express has introduced or will soon introduce supplementary specialty catalogs for complementary products and services, including additional computer and imaging products, office furniture, refreshment and coffee service items and advertising specialties. The Company also offers an electronic version of its in-stock office products catalog.

         Computer Software. The recent acquisition of ASAP enables Corporate Express to offer its customers microcomputer ("PC") software, and help desk, training, installation and evaluation support for IBM, IBM-compatible and Macintosh PC's, and for all major operating systems such as DOS, Windows, OS/2, Netware and UNIX. The Company's product offering includes major business programs for word processing, spreadsheets, electronic mail, suites/offices, databases, graphics, operating systems, utilities and languages.

         Services. Through its Delivery operations, the Company provides same day local delivery service including both prescheduled and on-demand delivery services and offers distribution logistics management based on the specific needs of each customer as well as call center services.


    DISTRIBUTION FACILITIES

         The Company's distribution network consists of 73 warehouses that maintain significant inventory for resale and 285 distribution breakpoints and satellite sales offices which extend the Company's geographic coverage. Corporate Express plans to eliminate redundant facilities in the United States and abroad such that it typically will operate from a single regional warehouse which also supports multiple distribution breakpoints and satellite sales offices in each of its regions. Items stocked in regional warehouses will generally consist of the most commonly ordered items for which customers demand next-day or same-day delivery through Company owned or contracted vehicles.


    PROPRIETARY COMPUTER SOFTWARE APPLICATIONS

         Corporate Express continues to make substantial investments in the development and enhancement of its proprietary computer software applications. The Company has significantly increased its information systems development staff and expects to dedicate substantial additional resources to its software applications as the Company executes its expansion plans, increases the scope of its product and service offerings and responds to customer needs and technological developments.

         During April 1996, Corporate Express began the implementation of a new
    3.0 release of its "ISIS" computer software which is being developed to incorporate three-tier client/server architecture that is expected to permit customers and suppliers to better communicate with Corporate Express. ISIS is being designed in its new release to give Corporate Express the ability to more readily customize its product offering, operating procedures and customer services, and will give Corporate Express the ability to integrate various products and service offerings, enabling it to reduce procurement costs for its customers and add value as a service provider. Key features of ISIS are the use of object oriented design techniques and a relational database designed to handle warehouse and management information applications.

          Through these enhanced systems, Corporate Express expects to be able to make its products and services available to a broader array of customers and to further customize customer services and account data. The new systems are expected to allow Corporate Express to more effectively integrate acquisitions by more rapidly converting acquired operations to its systems and to streamline operations by providing greater electronic access among the Company, its customers and suppliers, but there can be no assurance that such goals will be attained. Pending full introduction of the ISIS upgrades, which should take approximately 24 months to complete in North America, certain acquired operations are expected to continue to run on the computer systems acquired with such operations, but all United States office products regions purchased before February 1996 are linked to Corporate Express' national accounts and accounting systems.

          The Company anticipates that ongoing modifications to its computer systems such as the introduction of the new release of ISIS will continue to be made in the future. Such modifications may cause disruptions in operations, delay the integration of acquisitions, or cost more to design, implement or operate than currently budgeted. Any such disruptions, delays or costs could have a material adverse effect on the Company's operations and financial performance.

    CUSTOMER RELATIONSHIPS, SALES AND MARKETING

         Corporate Express has a broad customer base and believes that no single customer accounted for more than one percent of total sales during fiscal 1995. The Company relies on separate commission-based sales forces dedicated to each of its major product and service categories thereby ensuring product and service knowledge among its principal customer contacts.

         Corporate Express establishes and maintains its relationships with its customers by assigning an account manager and typically a customer service representative to each customer account. The Company's account managers can offer customers customized merchandising and purchasing programs tailored to the customers' needs. Corporate Express generally offers a discount (negotiated by customers) on many products from the manufacturers' suggested list prices. Prices for some high volume items are often established by competitive bidding.

         The Company markets its various services directly to individual customers by designing and offering a customized service package for that customer after determining its specific needs. A substantial portion of the Company's revenues from services is derived from customers who have entered into contracts with the Company.

         The Company's national accounts program focuses on the sale of a broad array of the Company's products and services to multi-location customers. The marketing of this program is coordinated by a national accounts sales team with dedicated data processing support.

         Account managers have frequent contact with their customers and share responsibility for increasing account penetration and solving customer problems. Account managers are also responsible for all marketing efforts directed at an explicit list of prospective customers assigned to them and for responding to all bid or contract situations for existing or prospective customers. Corporate Express has not conducted significant mass market advertising.


    INTERNATIONAL OPERATIONS

         The Company acquired or made investments in companies in Canada and Australia in 1995, and the United Kingdom and New Zealand in 1996, and plans to enter additional international markets in the future. Over time, the Company plans to implement appropriate aspects of the Corporate Supplier business model in its international operations, including creating in-stock catalogs, consolidating warehouses, upgrading information systems, acquiring companies offering complementary products and services and focusing on larger customers and national and international accounts.

         In 1995, Corporate Express acquired a controlling interest in Macquarie Office Limited ("Macquarie"). Since its acquisition, Macquarie, which is now named Corporate Express Australia, has become the largest supplier of office products to large Australian corporations, primarily through additional acquisitions of five companies. The Company is currently integrating the catalog and operations distribution facilities of these acquired companies. Corporate Express Australia also made two acquisitions in New Zealand in 1996. Due to a review of the Australian office products market by the Australian Competition and Consumer Commission, future acquisitions of office products suppliers by Corporate Express Australia may be subject to heightened regulatory scrutiny.

         In February 1995, the Company entered the Canadian market by acquiring two office product suppliers in Vancouver, British Columbia and Calgary, Alberta. Since then, the Company has acquired three additional Canadian office products suppliers, and extended its geographic coverage to cover other English speaking areas of Canada. In 1996, the Company also acquired a same-day local delivery company in Ottawa. The Company plans to run its Canadian operations as part of its North American distribution network, and is structuring its integration plans to that end. An in-stock catalog, modified to account for market differences in Canada, was introduced in the Canadian regions in April 1996.

         In 1996, Corporate Express U.K. entered the United Kingdom through the acquisition of a controlling interest in The Chisholm Group, an office products supplier in the London area. The Company has an option to purchase the remainder of The Chisholm Group. Since that acquisition, Corporate Express U.K. has acquired three other U.K. office products suppliers, extending its geographic coverage.

         Also in 1996, the Company entered into a definitive agreement to acquire an office products company in Germany.

         Expansion into international markets involves unique risks in addition to those risks relating to acquisitions in general. These risks include risks relating to implementing elements of the Company's business model as well as risks relating to currency exchange rates, new and different legal and regulatory requirements, difficulties in staffing and managing foreign operations, operating difficulties and other factors.

    EXPANSION STRATEGY

         The Company historically has grown and intends to continue to grow in the future through a combination of acquisitions and internal growth. The Company plans to increase sales to existing customers by cross-selling its expanded product and service offering and developing existing customers into international, national or multi-regional accounts. The Company believes that its expanded product line and expanding geographic coverage enable it to offer its customers a broad array of non-production goods and services to address their desire to reduce the number of suppliers with which they interact. Corporate Express seeks to attract new customers, including national and international accounts, through the marketing efforts of its direct sales force. Further, the merger with Delivery has expanded the Company's delivery capabilities and geographic coverage in the United States and Corporate Express intends to develop sales efforts in these new geographic areas. In addition, the Company may open additional satellite sales offices and distribution breakpoints to serve new accounts.

         The Company believes that its domestic and international network of centrally-managed warehouses and direct sales force provide the infrastructure to supply a broad range of non-production goods and services. Since 1994, the Company has added, through acquisitions, the following product and service categories to its core office products and furniture categories: forms management and printing services, same-day local delivery services, distribution logistics management, computer and imaging supplies, computer software and advertising specialties. The Company may add additional product categories either internally or through acquisitions in the future and may increase its presence in existing product and service categories through acquisitions and product line expansion.

         The recent additions by the Company to its product and service offering presents certain risks and uncertainties involving the Company's relative unfamiliarity with these new products and services and the market for such new products and services. There can be no assurance that the Company will be successful in marketing these or other additions to its product and service offering or that its existing customers will accept such additions to the products and services currently purchased from the Company.


    STRUCTURE AND INTEGRATION OF ACQUISITIONS

         The Company has grown through numerous acquisitions of smaller United States office products and service companies and the Company expects that such acquisitions will continue to be an important contributor to the future growth of its operations. However, there can be no assurance that the Company will be able to continue to complete acquisitions at the same rate that it has in the past or that such acquisitions, if completed, will prove to be beneficial to the Company. Many of these acquisitions involve companies with annual sales of less than $30 million. In addition, the Company has acquired companies in international markets including Canada, Australia, the United Kingdom and New Zealand.

         Consideration for all acquisitions typically involves any or all of cash, promissory notes and, in certain cases, common stock. Acquisitions are made pursuant to acquisition agreements containing customary representations, warranties, covenants and indemnification provisions. The Company typically obtains noncompete and confidentiality agreements from selling owners and may enter into employment or consulting agreements with key personnel of the acquired company. For many recent acquisitions, the period between the execution of a letter of intent and consummation of an acquisition has been 20 to 60 days.

         The Company generally seeks to increase the sales, profitability and asset productivity of its acquisitions by combining them with the Company's existing operations, implementing the Company's business model and eliminating redundant facilities. Integration of acquisitions is often a complex process which may entail material, nonrecurring expenditures, including facility closing costs, warehouse assimilation expenses and severance payments. These expenditures have in the past had, and may continue to have, an adverse impact on the Company's results of operations. Integration of acquisitions generally involves the following elements:

      Elimination of Redundant Facilities and Services. In cases where acquired companies have facilities, systems and administrative functions in the Company's existing markets, these operations are eliminated or consolidated with Corporate Express' existing operations.

      Upgrading of Facilities. In addition to eliminating redundant facilities, Corporate Express has recently undertaken a program to upgrade certain of its existing facilities to enable these facilities to handle higher sales volumes resulting from its acquisition activity and internal growth. These upgrades include modernization of equipment and systems, phone systems and wide area network standardization and the reconfiguration of inventory within the warehouse. Corporate Express will also, where appropriate, develop new facilities into which existing, outdated facilities will be combined. Planned expenditures for such upgrading and development are included in the Company's capital expenditure budget.

      Consolidation of Purchasing Power. As part of its integration of acquisitions, Corporate Express takes advantage of its volume purchasing power and seeks to negotiate better prices and terms from vendors.

      Implementation of Proprietary Computer Software. Acquired companies are generally incorporated into the Company's proprietary computer software environment, including EDI, common master information files, national accounts software and customer ordering, inventory management software, etc. These implementations will be timed with respect to recent acquisitions to coincide with introduction of the Company's next generation of computer software. See "--Proprietary Computer Software Applications."

        The Company implements various aspects of the Corporate Express business model as appropriate in its international acquisitions. For example, the Company will typically retain and rely on existing management and information systems and may, depending on the circumstances, defer implementation of the In-Stock Catalog and modifications to the information systems. Similarly, with respect to the acquisition of companies which offer complementary products, the Company concentrates initially on its marketing efforts to enhance and expand its product and services offering.

         The Company anticipates that acquisitions will continue to constitute a principal component of growth in revenue and operating income. However, there can be no assurance that the Company will be able to identify and acquire acceptable acquisition candidates on terms favorable to it and in a timely manner to the extent necessary to fulfill its expansion plans. The Company may require additional debt or equity financing for future acquisitions, which additional financing may not be available on favorable terms. The failure to complete acquisitions and continue its expansion could have a material effect on the Company's financial performance.

         As the Company proceeds with its acquisition strategy, it will continue to encounter certain risks associated with such acquisitions. There can be no assurance that the Company's management and financial controls, personnel, computer systems and other corporate support systems will be adequate to manage the increase in the size and scope of the Company's operations and acquisition activity. In addition, there can be no assurance that the Company will be able to successfully implement its business plan in a timely manner without substantial costs, delays or other problems. Recent acquisitions may not achieve sales, profitability and asset productivity commensurate with Corporate Express' existing operations. In addition, consolidation, centralization and integration of widely dispersed businesses involves a number of special risks, including adverse short-term effects on Corporate Express' reported operating results, the diversion of management's attention, the dependence on retention, hiring and training of key personnel, management of disparate financial and accounting reporting systems, the amortization of acquired intangible assets and risks associated with unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on the Company's operations and financial performance.


    INDUSTRY SEGMENT DATA

         Information on the Company's industry segments is presented in Note 14 of the Notes to the Consolidated Financial Statements.


    COMPETITION

         Corporate Express operates in a highly competitive environment. The Company's principal competitors in North America for office supplies and computer products are regional and national contract stationers, including the contract stationer operations of office products superstores, large direct resellers, privately-held companies that generally operate in only one location, and distributors of business software for personal computers. In the delivery services sector the Company has numerous competitors, certain of which have service capabilities which are equal to the Company's and others which provide different types or levels of service.

         Each of the Company's major product and service categories are within fragmented industries which are currently experiencing a trend toward consolidation. Although the Company believes its pricing is competitive with its competitors, Corporate Express also seeks to differentiate itself from its competitors in each of its major product and service categories through its customer service. Certain of the Company's competitors have greater financial resources than Corporate Express. However, Corporate Express believes that its Corporate Supplier model increases its differentiation from its competitors by offering a single source of products and services for the corporate office.


    EMPLOYEES

         As of April 30, 1996, the Company had 12,413 full-time employees, 2,522 of whom were employed primarily in management and administration, 5,171 in regional warehouse, delivery and distribution operations and 4,720 in sales and marketing, order processing and customer service. As of April 30, 1996, approximately 177 of the Company's employees were members of labor unions.


    ENVIRONMENTAL MATTERS

         The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water as well as handling and disposal practices for solid and hazardous wastes, or (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances. Certain of the Company's subsidiaries operate printing facilities which may generate, or may have generated in the past, hazardous wastes, and the Company operates a fleet of vehicles, the maintenance or fueling of which may generate hazardous waste.

         The Company currently is not aware of any environmental conditions relating to present or past waste generation at or from these facilities, or any other of the Company's facilities or operations, that would be likely to have a material adverse effect on the financial condition or results of operations of the Company. However, there can be no assurance that environmental liabilities in the future will not have a material adverse effect on the financial condition or results of operations of the Company.

    IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

         Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, uncertainties related to integrating recent acquisitions, uncertainties relating to the Company's new product and service offerings, uncertainties related to legislation with respect to independent contract drivers, uncertainties related to future domestic and international acquisitions, uncertainties related to the Company's systems and proprietary software, uncertainty of whether the Company's activities will continue to be successful, and uncertainties related to competition and the demand for the products and services offered for by the Company. Specific reference is made to the risks and uncertainties described in the Company' Registration Statement of Form S-4, Registration No. 333-288.


    ITEM  2.  PROPERTIES


         As of April 30, 1996, Corporate Express owned approximately 14
    facilities and leased approximately 345 facilities.   Of the 359 facilities,
    one was the corporate headquarters in Broomfield, Colorado, 73 were product distribution facilities, and 285 were sales administrative offices or delivery facilities. The Company's principal properties are as follows:

PRODUCT DISTRIBUTION
    United States - Regional Warehouses
    Anchorage, Alaska                          Miami, Florida             Cincinnati, Ohio
    Phoenix, Arizona                           Miami Lakes, Florida       Columbus, Ohio
    Compton, California                        Tampa, Florida             Tulsa, Oklahoma
    Hayward, California                        Atlanta, Georgia           Macon, Georgia
    Tulsa, Oklahoma(Ross-Martin)               Idaho Falls, Idaho         Greenville, South Carolina
    Union City, California                     Fort Wayne, Indiana        Nashville, Tennessee
    Aurora, Colorado                           Baton Rouge, Louisiana     Lake Charles, Louisiana
    Beaumont,Texas                             Fort Worth, Texas          Jessup, Maryland
    Houston, Texas***                          Stratford, Connecticut     Savage, Maryland
    New Castle, Delaware                       Malden, Massachusetts      Renton, Washington
    Deerfield Beach, Florida                   Kansas City, Missouri      Wauwatosa, Wisconsin
    Ft. Lauderdale, Florida                    Whippany, New Jersey

    Australia - Regional Warehouses
    Canberra, Australian Capital Territory*    Brisbane, Queensland**     Melbourne, Victoria***
    Cairns, Queensland                         Sydney, New South Wales**  Adelaide, South Australia**
    Perth, Western Australia*

    New Zealand - Regional Warehouses
    Auckland
    Christchurch

Canada - Regional Warehouses                                   United Kingdom - Regional Warehouses
Calgary, Alberta                                               London*                             Cambridge
Vancouver, British Columbia                                    Surrey                              Gratham
Halifax, Nova Scotia                                           Manchester                          Boston
Mississauga, Ontario                                           Kingston                            Burton
                                                                                                   Lyme Regis

* Two facilities in these locations
** Three facilities in these locations
*** Four facilities in these locations



SERVICES

                        Number of                                     Number of                    Number of
State                   Facilities                    State           Facilities  State            Facilities
- ----------------------  ----------------------------  --------------  ----------  ---------------  ----------
New York                     31                       Illinois             2      Utah                 2
California                   17                       Oklahoma             4      Colorado             1
Texas                        22                       Virginia             2      Michigan             1
New Jersey                    8                       Connecticut          3      Minnesota            1
North Carolina               10                       Georgia              3      Nevada               1
Pennsylvania                  7                       Louisiana            4      New Hampshire        1
Alabama                       8                       Maryland             2      New Mexico           1
Florida                       7                       Washington           2      Tennessee            1
Arizona                       6                       Maine                2      Wisconsin            1
Massachusetts                 1                       South Carolina       2      Ontario, Canada      2
Oregon                        1                       Missouri                                         2

         Due to the unavailability of adequate and suitable lease space in northern Colorado, in November 1995 the Company purchased real estate in Broomfield, Colorado for $4,600,000 and began construction of its corporate headquarters, which will replace currently leased space and consolidate staff from five existing buildings. Construction of the new headquarters, which is expected to be funded when completed through third party financing, is currently estimated to cost approximately $36,000,000.

         The Company periodically evaluates the location and efficiency of its facilities to maximize customer satisfaction and increase economies of scale. The Company plans to eliminate redundant facilities such that it typically will operate product distribution from a single regional warehouse with satellite sales offices and distribution breakpoints in each of its regions. The Company may also close, consolidate or relocate regional warehouses, satellite sales offices and distribution breakpoints from time to time.


    ITEM  3.  LEGAL PROCEEDINGS

         The Company is involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company. The Company maintains general liability and business interruption insurance coverage in amounts which it believes to be adequate.

    ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of the Company's shareholders was held on March 1, 1996 to consider and vote upon a proposal to approve and adopt the Agreement and Plan of Merger dated as of January 6, 1996, among the Company, DSU Acquisition Corp., a wholly-owned subsidiary of the Company, and Delivery and the conversion of each outstanding share of Delivery's common stock into
    1.2 shares of the Company's common stock. Of the 50,515,713 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 37,219,940 common shares, or 73.6% of those shares eligible to vote, such percentage representing a quorum. With respect to the matter voted upon, the votes were cast as follows: Votes For - 36,697,392; Votes Against - 109,299; Abstentions - 14,401; Broker Non-Votes -398,848.



                                     PART II
                                     -------

    ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

         Since the Company's initial public offering of its Common Stock on September 23, 1994, the Company's Common Stock has traded on the Nasdaq National Market under the symbol "CEXP." The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices for the Common Stock, as reported by the Nasdaq National Market:

                                                    High    Low
                                                   ------  ------
         Fiscal 1994
              Third Quarter (from September 23)    $15.83  $12.83
              Fourth Quarter                        17.50   11.00
         Fiscal 1995
              First Quarter                         20.00   15.33
              Second Quarter                        25.75   19.00
              Third Quarter                         29.88   20.00
              Fourth Quarter                        31.63   23.13

         As of May 31, 1996, the Company's Common Stock was held by 568 holders of record.

         The Company has never paid a dividend on its Common Stock. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future because it intends to retain its earnings to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. The Company's Senior Credit Facility prohibits the distribution of dividends without the prior written consent of the lenders and the Indenture governing the 9 1/8 Senior Subordinated Notes due 2004 (the "Notes") prohibits the Company from paying a dividend which would cause a default under such Indenture or which would cause the Company to fail to comply with certain financial covenants.

    ITEM  6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for fiscal 1995 (the 12 months ending March 2, 1996), 1994 (the 12 months ending February 25,
    1995), and 1993 (the 12 months ending February 28, 1994) have been derived from the Company's consolidated financial statements which have been audited by independent auditors. The selected consolidated financial data for fiscal 1992 and 1991 is derived from unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for these periods. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company.


                                                                                FISCAL YEAR
                                                                                -----------
                                                               1995        1994        1993        1992        1991
                                                            -----------  ---------  ----------  ----------  ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENTS OF OPERATIONS DATA:(1)
        Net sales                                           $1,590,104   $927,918    $337,094    $237,473    $195,783
        Cost of sales(2)                                     1,173,255    681,962     254,698     175,309     144,418
        Merger related inventory provisions (3)                  5,952         --       1,146          --          --
                                                            ----------   --------    --------    --------    --------
          Gross profit                                         410,897    245,956      81,250      62,164      51,365
        Warehouse operating and selling expenses               297,275    188,464      69,851      49,383      38,489
        Corporate general and administrative expenses           46,980     23,852       8,690       7,139       5,088
        Merger and other nonrecurring charges (4)               36,838        ---       1,928       2,592         ---
                                                            ----------   --------    --------    --------    --------
          Operating profit                                      29,804     33,640         781       3,050       7,788
        Interest expense, net                                   15,396     15,610       4,463       4,087       5,109
        Other expenses (income) (5)                               (724)      (352)       (126)      1,737         480
                                                            ----------   --------    --------    --------    --------
        Income (loss) before income taxes                       15,132     18,382      (3,556)     (2,774)      2,199
        Income tax expense                                      10,952      6,164       1,894         947       1,326
                                                            ----------   --------    --------    --------    --------
        Income (loss) before minority interest                   4,180     12,218      (5,450)     (3,721)        873
        Minority interest                                        1,436         69         152         ---         ---
                                                            ----------   --------    --------    --------    --------
       Income (loss) from continuing operations                  2,744     12,149      (5,602)     (3,721)        873
       Income (loss) from discontinued operations (6)              ---        ---         138      (4,571)       (435)
                                                            ----------   --------    --------    --------    --------
       Income (loss) before extraordinary item                   2,744     12,149      (5,464)     (8,292)        438
       Extraordinary item (7)                                      ---        586      (1,169)        ---         ---
                                                            ----------   --------    --------    --------    --------
         Net income (loss)                                  $    2,744   $ 12,735    $ (6,633)   $ (8,292)   $    438
                                                            ==========   ========    ========    ========    ========

       Per common share:
         Income (loss) from continuing operations                 $.04       $.24       $(.21)
                                                            ==========   ========    ========
         Net income (loss)                                        $.04       $.25       $(.25)
                                                            ==========   ========    ========
       Shares used to compute per share amounts                 68,057     49,195      32,265
                                                            ==========   ========    ========

BALANCE SHEET DATA: (1)
       Working capital                                      $  217,243   $131,202    $ 68,084    $ 25,560    $ 21,061
       Total assets                                            910,523    568,161     387,477     108,811      83,682
       Long-term debt and capital lease obligations            137,468    166,427     161,881      38,576      39,339
       Shareholders' equity and redeemable preferred (8)       496,514    240,470     100,045      25,528      14,502


- ----------------

    (1) The Delivery acquisition (effective March 1, 1996), the Young acquisition (effective February 27, 1996) and the acquisition of Lucas Bros., Inc. ("Lucas") (effective November 30, 1993) were accounted for as poolings of interests and, accordingly, the Delivery, Young and Lucas accounts and results are included for all periods presented.
    (2) Cost of sales includes occupancy and delivery expenses.
    (3) Reflects the write-down to market value of certain inventory which the Company has decided to eliminate from its product line in connection with the Delivery, Young and Lucas mergers.
    (4) Merger and other nonrecurring charges relate primarily to the mergers with Delivery and Young in fiscal 1995 and Lucas in fiscal 1993 and include, among other things, costs to complete the acquisitions, merging and closing redundant facilities, and centralizing certain administrative functions.
    (5) Includes a write-off of $1.2 million of investments in fiscal 1992.
    (6) In November 1990, Corporate Express made a strategic decision to close all of its retail operations and, in February 1993, Lucas adopted a plan to discontinue its retail operations.

    (7) Reflects extraordinary loss related to a write-off of an unamortized discount on debt in fiscal 1993 and extraordinary gain related to the repurchase by the Company of $10 million principal amount of Notes in fiscal 1994.
    (8) Redeemable preferred was converted to common stock in fiscal 1994.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Form 10-K.

      Some of the information presented in this Form 10-K constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's operations and acquisition activities and their effect on the Company's results of operations will not differ materially from its expectations. See "ITEM 1. - BUSINESS - Important Factors Regarding Forward Looking Statements."


    GENERAL
       Corporate Express has grown primarily through a series of acquisitions. The Company completed mergers with Delivery on March 1, 1996, Young on February 27, 1996 and Lucas on November 30, 1993, all of which were accounted for as poolings of interests. Accordingly, the Consolidated Financial Statements have been restated to include the accounts and operations of Delivery, Young and Lucas for all periods prior to these mergers. In connection with these mergers, Delivery and Young changed their 1995 fiscal year ends to March 2, 1996, in order to conform to the fiscal year end of Corporate Express. References to fiscal 1994 and prior fiscal years refer to Delivery's December 31 year end and Young's September 30 year end.

      During the fourth quarter of fiscal 1995, the Company recorded expenses of $42,790,000 primarily related to the mergers with Delivery and Young and the financial impact of management's decisions related to the future operations of the combined companies. These merger and other nonrecurring charges consisted of transaction costs, costs related to severance and termination agreements, facility closure costs and the cost of consolidations of operations and administrative functions among the companies, the reduction in recorded value of certain assets that had diminished future value in the operations of the combined company, and other related costs.

      Through acquisitions since fiscal 1991, the Company has significantly increased the scope of its operations from a regional warehouse in Colorado to operations throughout the United States, Canada, the United Kingdom, Australia and New Zealand. Substantial emphasis will be placed in fiscal 1996 on improving operations while implementing the Corporate Express business model in the most recently acquired operations and on pursuing additional acquisition opportunities. Similarly, Delivery has grown primarily through acquisitions. Corporate Express expects to enhance the Delivery acquisition program. These anticipated acquisitions will result in increased accounts receivable, inventory, accounts payable and other account balances, as well as increased warehouse closing costs in future periods. Implementation of the Company's expansion and acquisition strategy, both domestically and internationally, involves significant risks and uncertainties. See "Business - International Operations; Expansion Strategy; Structure and Integration of Acquisitions."

      In addition to acquisitions, Corporate Express will place substantial emphasis on internal growth through implementation of the Corporate Express business model. The Company also plans to increase sales to existing customers by cross-selling its expanded product and service offering and developing existing customers into international, national or multi-regional accounts.

      International markets historically have higher profit margins and higher operating costs than the Company experiences domestically. Certain complementary products now offered by the Company, such as computer software, have lower profit margins and lower operating costs than the products traditionally sold by the Company. In addition, the acquisition of companies with break-even or marginal operating results may impact the margins and profitability of the Company.

    RESULTS OF OPERATIONS

      The following table sets forth the percentages which the items in the Company's consolidated statements of operations bear to net sales for the periods indicated:

                                                        Fiscal Year
                                                        -----------
                                                    1995    1994    1993
                                                   ------  ------  ------
Statements of Operations Data:
  Net sales                                        100.0%  100.0%  100.0%
  Cost of sales                                     73.8    73.5    75.6
  Merger related inventory provisions                0.4      --     0.3
                                                   -----   -----   -----
    Gross profit                                    25.8    26.5    24.1
  Warehouse operating and selling expenses          18.7    20.3    20.7
  Corporate general and administrative expenses      2.9     2.6     2.6
  Merger and other nonrecurring charges              2.3     0.0     0.6
                                                   -----   -----   -----
    Operating profit                                 1.9     3.6     0.2
  Interest expense, net                              0.9     1.6     1.3
  Other income                                       0.0     0.0     0.0
                                                   -----   -----   -----
    Income (loss) before income taxes                1.0     2.0    (1.1)
  Income tax expense                                 0.7     0.7     0.6
                                                   -----   -----   -----
    Income (loss) before minority interest           0.3     1.3    (1.7)
  Minority interest                                  0.1     0.0     0.0
                                                   -----   -----   -----
    Income (loss) from continuing operations         0.2     1.3    (1.7)
  Income (loss) from discontinued operations          --      --     0.0
                                                   -----   -----   -----
  Income (loss) before extraordinary item            0.2     1.3    (1.7)
  Extraordinary gain (loss)                           --     0.1    (0.3)
                                                   -----   -----   -----
    Net income (loss)                                0.2%    1.4%   (2.0)%
                                                   =====   =====   =====

    FISCAL YEARS 1995 AND 1994

              Net Sales. Consolidated net sales increased 71% to $1,590,104,000 in fiscal 1995 from $927,918,000 in fiscal 1994. Net sales for the Company's product distribution increased 76.3% from $707,653,000 in fiscal 1994 to $1,247,640,000 in fiscal 1995 while services increased 55.5% from $220,265,000 to $342,464,000 in the same periods. These increases were primarily attributable to 51 acquisitions in fiscal 1995 of which 28 were product based companies (17 in the United States, three in Canada, six in Australia, and two in the United Kingdom), seven were repurchases of computer product franchisees by Young (all in the United States) and 16 were service based companies principally in the delivery and distribution services business (all in the United States). Also contributing to the sales increase was strong internal growth reflecting increased market penetration in office products distribution and higher demand for the Company's local delivery services.

              International operations accounted for 10.5% of total sales or $166,296,000 in fiscal 1995 and .2% of total sales or $1,694,000 in fiscal 1994. The Company entered the international market by acquiring two Canadian office product distributors in February 1995. The Company expanded its international operations in fiscal 1995 to include operations in Canada, Australia, and the United Kingdom.

              Gross Profit. Cost of sales includes merchandise, occupancy and delivery costs (including fees paid to drivers and transportation and delivery agents). Consolidated gross profit as a percentage of sales was 25.8% for fiscal 1995 compared to 26.5% for fiscal 1994. Included in cost of sales in fiscal 1995 is a merger related inventory provision of $5,952,000 representing 0.4% of sales. In connection with the Delivery and Young mergers, the Company made the decision to expand to new product categories, while discontinuing certain low-end products, to standardize core product lines and to eliminate certain inventory historically maintained for specific customers and has written this inventory down to its fair market value at March 2, 1996. Excluding this merger related provision, gross profit as a percentage of sales was 26.2% for fiscal 1995 compared to 26.5% for fiscal 1994.

              The gross profit percentage of sales for office products, excluding the merger related inventory provision, was 25.0% in both fiscal 1995 and fiscal 1994. The merchandise margin component of gross profit increased from 1994 to 1995 for the office products segment primarily as a result of increased purchasing efficiencies and benefits associated with the In-Stock Catalog and increased vendor rebates. In the third quarter of fiscal 1995, the Company received additional vendor rebates resulting from higher than expected purchase volume due to acquisitions. Excluding these additional third quarter rebates, domestic vendor rebates, including catalog participation payments but excluding cash payment discounts, increased to 3.8% of domestic office products revenue in fiscal 1995 from 3.5% in fiscal 1994. This increase in rebates reflects the benefits of the Company's merchandising strategy to reduce the number of vendors included in the Company's proprietary In-stock Catalog thereby increasing the sales dollars per vendor. These improvements in the merchandise component of gross profit were offset by the impact of lower gross profit from newly acquired operations which initially have lower merchandise margins and higher delivery and occupancy costs, and by supplier price increases on certain products lines, particularly paper products, on which price increases to the Company were often effective before corresponding price increases were passed on to customers.

              The gross profit percentage in the service segment was 30.8% in fiscal 1995 compared to 31.3% in fiscal 1994. The decrease in the gross profit percentage in the service segment is primarily attributable to increased delivery costs resulting from unusually severe winter weather in the northeast.

              Warehouse Operating and Selling Expenses. Warehouse operating and selling expenses primarily include labor and administrative costs associated with operating regional warehouses and sales offices, selling expenses and commissions related to the Company's direct sales force and warehouse assimilation costs. Warehouse operating and selling expenses decreased as a percentage of sales to 18.7% in fiscal 1995 from 20.3% in fiscal 1994. This decrease reflects cost savings as a results of the implementation of the Corporate Express business model at certain regional warehouses, which includes centralizing certain administrative functions. Also contributing to this decrease is a reduction of approximately $3,100,000 in Delivery compensation expense which was eliminated in fiscal 1995 pursuant to agreements made in connection with companies acquired in poolings of interest acquisitions.

              Reduction to warehouse operating and selling expense as a percentage of sales in fiscal 1995 was partially offset by contract labor warehouse operating costs of $1,754,000 related to the consolidation of the San Jose and Hayward facilities in Northern California. This consolidation took longer than expected due to a variety of issues including a search for a suitably larger facility, timing of former tenants vacating the expansion space, delays in obtaining building permits, labor negotiations and the need to integrate these facilities cautiously to ensure uninterrupted service to customers. In addition, this integration and computer conversion was more costly than anticipated because it took more hours to complete related tasks including all aspects of data conversion to comply with Corporate Express standard product files. Combining the San Jose and Hayward facilities was the most significant integration the Company had attempted to date. Both were large distribution centers, approximately equal in size, with different customers and non-compatible SKU reference numbers for those products that were similar. Developing data consistency in the customer files, inventory records, invoicing format, and other related areas required more effort than originally anticipated due to the volume of data and the inconsistent product files.

              Corporate General and Administrative Expenses. Corporate general and administrative expenses include central expenses incurred to provide corporate oversight and support for regional operations and goodwill amortization. Corporate general and administrative expenses increased to $46,980,000 in fiscal 1995 from $23,852,000 in fiscal 1994, reflecting the Company's expanded operations. As a percentage of net sales, corporate general and administrative expenses increased to 2.9% in fiscal 1995 from 2.6% in fiscal 1994. This increase reflects the costs associated with developing a larger corporate staff to support acquisition efforts and expanded operations, including an expanded information system staff, and increased goodwill amortization resulting from purchase acquisitions in fiscal 1994 and fiscal 1995.

              Merger and Other Nonrecurring Charges. During the fourth quarter of fiscal 1995, the Company recorded $36,838,000 in merger and other nonrecurring charges (in addition to $5,952,000 in merger related inventory provisions)primarily in conjunction with the acquisitions of Delivery and Young. The charges include the actual costs of completing the acquisitions and additional costs associated with a plan to integrate the combined companies' operations. The major activities associated with the plan include merging various Delivery and Young facilities into company locations, closing duplicate facilities and centralizing certain administrative functions. The Company expects to complete this plan within two years. These merger and other nonrecurring charges include merger transaction related costs of $13,273,000; severance and employee termination costs of $7,457,000 (representing approximately 760 employees); facility closure and consolidation costs of $9,693,000; and other asset write-downs and costs of $6,415,000. Of the $36,838,000 charges, $7,724,000 are non-cash charges.
    (The charges incurred are for domestic operations only. See Note 3 to the Consolidated Financial Statements).

              Operating Profit. Consolidated operating profit of $29,804,000, or 1.9% of net sales, in fiscal 1995 was less than the operating profit of $33,640,000, or 3.6% of net sales, in fiscal 1994 due to the merger and other nonrecurring charges recorded in the fourth quarter of fiscal 1995. Operating profit before merger related and other nonrecurring charges of $72,594,000 for fiscal 1995 increased 115.8% over fiscal 1994 operating profit reflecting increased acquisitions, internal growth, and improved operating efficiencies. Operating profit before nonrecurring charges for the office products segment increased to $49,587,000, or 120.4%, in fiscal 1995 over fiscal 1994 operating profit of $22,498,000. Operating profit before nonrecurring charges for the delivery segment increased 106.5% to $23,007,000, or 6.7% of net sales, in fiscal 1995 from $11,142,000, or 5.1%
    of net sales, in fiscal 1994. Operating profit as a percentage of sales for international operations was 3.4% and accounted for 11.3% of total office products operating profit before nonrecurring charges in fiscal 1995.

              Interest Expense. Net interest expense of $15,396,000 in fiscal 1995 was relatively unchanged from $15,610,000 in fiscal 1994. Decreases due to the elimination of the 0.5% per annum additional illiquidity payment of the Notes effective upon completion of a registered exchange offer in March 1995 and principal reductions on the line of credit using funds from the public offerings of Common Stock completed in March 1995 and September 1995 were largely offset by higher levels of Delivery and Young debt outstanding as a result of their increased borrowings to fund acquisitions and to provide the additional working capital required as a result of increased business. On February 27, 1996, the Company borrowed on its line of credit and repaid in full, as required under its terms, the Young revolving line of credit balance of $10,809,000 which bore interest at prime plus 1.25%, the Young subordinated debt of $11,930,000 which bore interest at 17.5% and debt payable to the selling shareholders of $10,834,000 which bore interest at 9.75%. The Delivery bank credit facility became due as of the acquisition date due to a change of control provision. This facility was amended to expire on May 31, 1996 to provide time for the Company to renegotiate its primary bank revolver, which has been completed and the Delivery credit facility has been repaid. See "Liquidity and Capital Resources."

              Minority Interest. Minority interest increased to $1,436,000 in fiscal 1995 from $69,000 in fiscal 1994, reflecting a 47.5% minority interest in Corporate Express Australia and a 49.0% minority interest in Corporate Express United Kingdom. The Company acquired a 52.5% ownership interest in Corporate Express Australia in May 1995 and a 51.0% ownership interest in Corporate Express United Kingdom in December 1995.

              Net Income. Net income of $2,744,000 in fiscal 1995 compared to net income of $12,735,000 in fiscal 1994. This decrease reflects the merger and other nonrecurring charges recorded in fiscal 1995 offset by contributions from purchase acquisitions and increased profits from the Company's more mature operations. The pre-tax profitability is reduced by an increase in the effective tax rate to 72.4% in fiscal 1995 from 33.5% in fiscal 1994. The fiscal 1995 tax rate reflects certain non-deductible merger costs, international tax rates, the utilization of certain NOLs, and certain non-deductible goodwill. During fiscal 1995, the Company prepared projections of future taxable income and concluded that the realization of all non-restricted U.S. net operating losses was more likely than not. Accordingly, the valuation allowance was reduced, and at the end of the year, the remaining valuation allowance related exclusively to acquired net operating losses subject to restrictions on realization. The fiscal 1994 tax rate included the utilization of certain NOLs and certain non-deductible goodwill. The principle reason the 1995 effective tax rate exceeds the 1994
    effective tax rate is the non-deductibility of certain merger costs.   The
    fiscal 1994 period included in net income an extraordinary gain of $586,000, net of tax, related to the repurchase of $10,000,000 principal amount of Notes.

              Other. The accounts receivable balance at March 2, 1996 of $266,360,000 increased $101,116,000 from $165,244,000 at February 25, 1995 primarily as a result of acquired receivables of $60,503,000 and internal sales growth in existing regions. The allowance for doubtful accounts as a percentage of consolidated accounts receivable was 2.0% and 3.0% at the end of fiscal 1995 and fiscal 1994, respectively. This decrease reflects the fact that the Company's historical bad debt write-offs have been very low due to the high credit quality of its customers, resulting from the Company's focus on large corporations, and the fact that, in certain cases, the seller guarantees acquired receivables. In most acquisitions, the seller guarantees the receivables for a period of time, and if they are not collected, that amount is deducted from escrow accounts prior to final payment to the seller.

              The inventory balance at March 2, 1996 of $101,995,000 increased $34,839,000 from $67,156,000 at February 25, 1995 primarily as a result of acquired inventories of $26,017,000, increased sales and the introduction of new products from the In-Stock Catalog into acquired operations.

              Goodwill at March 2, 1996 of $324,603,000 increased $116,097,000 from $208,506,000 reflecting additions from acquisitions of $129,591,000 offset by current year amortization and reversals of $5,250,000. This increase in goodwill will result in increased amortization expense in future periods.

              The accounts payable balance at March 2, 1996 of $135,069,000 increased $46,498,000 from $88,571,000 at February 25, 1995 primarily as a result of acquired trade payables of $57,481,000, offset by reduced days in accounts payable.

              Accrued purchase costs at March 2, 1996 of $3,049,000 decreased by $8,203,000 from the February 25, 1996 balance of $11,252,000. This decrease reflects acquisition additions of $4,145,000, usage of $7,098,000, and reversals of $5,250,000. The reversal relates to excess computer conversion costs not fully utilized in connection with the Hanson acquisition of $3,723,000 and excess accrued purchase cost estimates for other fiscal 1994 acquisitions of $1,527,000. All reversals reduced goodwill in the fourth quarter of fiscal 1995. The remaining balance represents the current estimate for costs to be incurred in conjunction with current consolidation projects in South Florida, Canada, and certain newly acquired operations.


    FISCAL YEARS 1994 AND 1993

              Net Sales.  Net sales increased 175.3% to $927,918,000 in fiscal
    1994 from $337,094,000 in fiscal 1993.    Net sales in the product
    distribution segment increased 200.0% to $707,653,000 in fiscal 1994 from $235,918,000 in fiscal 1993 while its service segment increased 117.7% to $220,265,000 from $101,176,000 in the same periods. These increases were primarily attributable to 26 asset or stock purchase acquisitions, the largest of which were the Hanson Office Products Group ("Hanson") acquisition on February 28, 1994 and Delivery's initial acquisition of the Founding Companies on April 1, 1994. Of the 26 acquisitions, 11 were product based companies (9 in the United States and two in Canada), three were repurchases of computer product franchises by Young, and 12 were service based companies principally in the delivery and distribution services business (all in the United States). Of the 11 product based acquisitions, Hanson closed at the end of fiscal 1993, six closed in the second quarter, and four closed in the fourth quarter. Of the three computer product franchise repurchases, one was acquired in the first quarter and two were acquired in the fourth quarter. Also contributing to the sales increase was the inclusion of the results of operations of the Delivery Founding Companies beginning April 1, 1994, additional revenues from companies which were acquired in acquisitions accounted for as purchases during fiscal 1994 and internal growth.

              Gross Profit. Consolidated gross profit as a percentage of sales was 26.5% for fiscal 1994 compared to 24.1% for fiscal 1993. Included in cost of sales for fiscal 1993 is a merger related inventory provision of $1,146,000. In connection with the Lucas merger, the Company adjusted to market value certain furniture and stationery products which would no longer be merchandised by Lucas. The gross profit percentage, excluding the merger related inventory provision was 26.5% in fiscal 1994 compared to 24.4% for fiscal 1993. The gross profit percentage in product distribution, excluding the merger related inventory provision increased to 25.1% in fiscal 1994 from 22.3% in fiscal 1993 while services gross profit percentage increased to 31.3% from 29.5% in the same periods. Increased in product distribution reflect increased purchasing efficiencies and benefits associated with the In-Stock Catalog and increased vendor rebates. Increases in services are attributable to higher margins from the Founding Delivery Companies.

              Warehouse Operating and Selling Expenses. Warehouse operating and selling expenses decreased as a percentage of sales to 20.3% in fiscal 1994 from 20.7% in fiscal 1993. This decrease reflects the higher revenue base due to the inclusion of results of operations from the Founding Companies partially offset by the impact of the Richard Young operation which has a much lower expense to revenue ratio and was a much larger percentage of total sales in fiscal 1993.

              Corporate General and Administrative Expenses. Corporate general and administrative expenses increased to $23,852,000 in fiscal 1994 from $8,690,000 in fiscal 1993, reflecting the Company's expanded operations and the establishment of the service segment in April 1994. As a percentage of net sales, corporate general and administrative expenses were 2.6% in both fiscal 1994 and fiscal 1993. Increases related to the establishment of the Delivery corporate staff in fiscal 1994 were offset by the leveraging of general and administrative expense over a higher revenue base.

              Merger and Other Nonrecurring Charges. During the period ended February 28, 1994, the Company recorded $1,928,000 in merger and other nonrecurring charges in conjunction with the acquisition of Lucas. The charge included the actual costs of completing the acquisition and additional costs associated with consolidating the companies.

              Operating Profit. Operating profit of $33,640,000 in fiscal 1994 compares to operating profit of $781,000 in fiscal 1993. Operating profit before nonrecurring charges for office products increased to $22,498,000 in fiscal 1994 from $2,571,000 in fiscal 1993. This increase reflects the contribution of acquired companies and increased regional operating profits at the Company's other regional operations. Operating profit for delivery services increased to $11,142,000, or 5.1% of net sales, in fiscal 1994 from $1,284,000, or 1.3% of net sales, in fiscal 1993.

              Interest Expense.   Net interest expense increased to $15,610,000
    in fiscal 1994 from $4,463,000 in fiscal 1993. This increase was primarily due to the issuance of the Notes and borrowings under the Company's senior credit facilities to fund acquisitions and to provide the additional working capital required as a result of increased business.

              Extraordinary Item. The extraordinary gain of $586,000, net of tax, in the second quarter of fiscal 1994 related to the repurchase of $10,000,000 principal amount of Notes. The extraordinary loss of $1,169,000, net of tax, in fiscal 1993 related to the loss on the early extinguishment of debt in connection with the Lucas acquisition.

              Net Income. Net income of $12,735,000 in fiscal 1994 compared to a net loss of $6,633,000 in fiscal 1993. This increase reflects the contributions from acquisitions and increased profits from the Company's more mature operations. Also contributing to this increase in net income was the extraordinary gain in fiscal 1994 and the extraordinary loss and merger and other nonrecurring charges recorded in fiscal 1993.


    LIQUIDITY AND CAPITAL RESOURCES

              Historically, the Company has financed its operations through internally generated funds and borrowings from commercial banks and has financed its acquisitions through the use of such funds and the issuance of equity and debt securities and, in certain instances, promissory notes.

              In February 1994, at the time of the Hanson acquisition, the Company completed a private placement of $100,000,000 of Notes. In July 1994, $10,000,000 principal amount of the Notes was repurchased by the Company for $9,300,000 plus accrued interest. Interest on the $90,000,000 of outstanding Notes is payable semi-annually on March 15 and September 15 of each year. The Notes will mature on March 15, 2004 and will not be redeemable prior to March 15, 1999. Thereafter, the Notes will be redeemable at the option of the Company, in whole or in part. On March 17, 1995, the Company completed an offer to exchange the privately placed Notes for registered Notes. The additional illiquidity payment of approximately 0.5% per annum ceased on completion of the exchange offer, reducing the Company's interest rate with respect to the Notes from approximately 9 5/8% to 9 1/8% per annum.

              The Company had two separate credit facilities outstanding at March 2, 1996, one of which related to Delivery, for a combined borrowing capacity of $145,000,000. The then existing Company credit arrangement of $90,000,000 (the "Senior Credit Facility") bears interest, at Corporate Express' option at (i) the applicable 30-, 60-, 90-, or 180-day adjusted London Interbank Offering Rate ("LIBOR") plus 2.25% (plus or minus 0.25%), subject, with respect to the plus or minus 0.25% adjustment, to a performance-based grid based on Corporate Express' financial results and availability under the Senior Credit Facility or (ii) the applicable prime rate plus .50% (plus or minus 0.25%). The Delivery credit facility was amended on June 15, 1995 to increase the borrowing capacity to $55,000,000, and borrowings under this facility bear interest at LIBOR plus 1.25% or the prime rate, at the Company's option. These rates are adjustable based upon certain financial ratios of the Company. In connection with its merger with the Company, Delivery's credit facility was amended to expire on May 31, 1996 in order to provide a short-term bridge to renegotiate existing inadequate facilities. Both facilities were subject to customary borrowing capacity requirements. On May 10, 1996, the Company renegotiated its credit facility and increased the facility amount to $250,000,000 and lowered the cost of its borrowings to LIBOR plus 1.25% if borrowings are less than $180,000,000 and LIBOR plus 1.5% if borrowings exceed $180,000,000. These rates are subject to increase if the Company does not renegotiate its credit facility within 120 days, which the Company intends to do.

              On March 30, 1995, a public offering of 6,770,625 shares of Common Stock was consummated at a price to the public of $16.68 per share. Of the shares offered, 3,000,000 shares were sold by the Company and 3,770,625 shares were sold by selling security holders, including 264,938 shares issued upon exercise of warrants purchased by the underwriters. On September 15, 1995, the Company sold 16,324,528 shares in a follow-on public offering of its Common Stock, and selling shareholders sold 2,075,472 shares all at a price of $24.00 per share. Of the $375,200,000 of net proceeds to the Company from this offering, $195,831,000 was used to pay for the purchase of the Common Stock held by OfficeMax, Inc., the Company's largest shareholder at the time, and $61,000,000 was used to repay existing indebtedness. The remaining proceeds were used to finance acquisitions, capital expenditures and for general corporate purposes.

              During fiscal 1995, the Company purchased 28 contract stationers for a net cash purchase price of $76,653,000 (including five contract stationers purchased by Corporate Express Australia and one contract stationer purchased by Young), newly issued securities representing a 52.5% interest in Corporate Express Australia for a net cash outlay of $98,000 ($16,785,000 purchase price less cash acquired of $16,687,000), and 16 delivery operations accounted for as purchases for a net cash purchase price of $15,208,000. The Company also repurchased seven computer product franchises for $21,187,000. Total liabilities assumed in connection with these acquisitions were $92,347,000 (including accounts payable and assumed debt). In addition, the Company made payments of approximately $6,044,000 related to acquisitions completed in fiscal 1994. During fiscal 1995, the Company sold its high-end furniture business for $4,362,000, which was acquired as part of the acquisition of Joyce International, Inc.'s office products division ("Joyce"). The sale was contemplated at the time of the Joyce acquisition and was reflected in the financial statements accordingly.

              The Company expended approximately $51,765,000 in fiscal 1995 for capital expenditures for computer systems, warehouse reconfigurations, telecommunications equipment and delivery vehicles, leasehold improvements, and its corporate headquarters facility. The Company expects capital expenditures for fiscal 1996 of approximately $70,000,000, (excluding capital expenditures for the new headquarters facility) comprised of approximately $30,000,000 to be used for upgrading and enhancing its information systems, approximately $17,500,000 for warehouse reconfiguration and equipment, approximately $3,500,000 to be used for acquisition related initial capital costs, and approximately $19,000,000 for transportation and telecommunications equipment. Actual capital expenditures for fiscal 1996 may be greater or less than budgeted amounts. In fiscal 1995, the Company purchased real estate of $4,600,000 and began construction of its corporate headquarters, which will replace currently leased space. Construction of the new headquarters is currently estimated to cost approximately $39,000,000.

              Cash and cash equivalents increased by $13,272,000 in fiscal 1995. This increase reflects net proceeds from the sale of Common Stock of $428,881,000 (primarily from the March and September 1995 public offerings) offset by the purchase of Common Stock held by OfficeMax, Inc. for $195,831,000, net payments on the line of credit of $18,871,000, payments for capital expenditures during fiscal 1995 of $51,765,000, as well as cash used for operations and repayment of debt of $29,952,000. Net cash used for operating activities of $18,508,000 reflects cash generated by net income plus non-cash expenses offset by an increased investment in accounts receivable and inventories reflecting increased sales and the introduction of the In-Stock Catalog into acquired operations. The repayment of debt includes the repayment of debt of acquired companies.

              During fiscal 1994, the Company received approximately $125,482,000 in net proceeds from the sale of its Common Stock, of which approximately $103,000,000 was received through an initial public offering of 7,000,000 common shares in September 1994. Proceeds from the offering were used to repay the outstanding debt under the senior credit facility, which consisted of $18,000,000 in term loans and $41,000,000 of revolving debt, and to finance the expansion of the Company's business through subsequent acquisitions and for other capital expenditures.

              During fiscal 1994, the Company purchased ten contract stationers for a net cash purchase price of $59,720,000 and 26,250 shares of Common Stock and assumed notes and other current liabilities totalling $5,325,000. In addition, the Company purchased 12 delivery operations for a net cash purchase price of $8,242,000. The Company also repurchased one computer product franchisee for a net cash purchase price of $608,000. Total liabilities assumed in connection with these acquisitions were $49,400,000 (including accounts payable and assumed debt). In addition, the Company made payments of approximately $13,179,000 related to acquisitions purchased in fiscal 1993.

              Cash and cash equivalents increased by $1,442,000 in fiscal 1994. This increase reflects the net proceeds from the sale of Common Stock of $125,482,000, the cash provided by operating activities of $7,558,000 and other net increases of $1,113,000; offset by cash paid for acquisitions of $81,749,000, capital expenditures of $16,078,000, cash paid to retire bonds of $9,300,000, payments for the Young preferred stock redemption of $7,500,000, and net repayments on short and long-term borrowings of $18,084,000.

              In May 1996 the Company purchased ASAP, a computer software distribution company for approximately $98,000,000 in cash. Approximately $52,000,000 was paid at closing with additional payments of approximately $46,000,000 due in July 1996, which deferred payment will be partially paid utilizing ASAP's cash balances which on the date of acquisition exceed $10.0 million.

              The Company believes the borrowing capacity under the credit facility, together with proceeds from future debt and/or equity activity, coupled with its cash on hand, capital resources and cash flows, will be sufficient to fund its ongoing operations, anticipated capital expenditures and acquisition activity for the next twelve months. However actual capital needs may change, particularly in connection with acquisitions which the Company may make in the future.


    INFLATION

              Certain of the Company's product offerings, particularly paper products, have been and are expected to continue to be subject to significant price fluctuations due to inflationary and other market conditions. The Company generally is able to pass such increased costs on to its customers through price increases, although it may not be able to adjust its prices immediately. Significant increases in fuel costs in the future could materially affect the Company's profitability if these costs cannot be passed on to customers. In general, the Company does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.


    SEASONALITY AND QUARTERLY RESULTS

              The Company's product distribution business is subject to seasonal influences. In particular, net sales and profits in the United States and Canada are typically lower in the three months ended August 31 due to lower levels of business activity during the summer months. Because cost of sales includes delivery and occupancy expenses, gross profit as a percentage of net sales may be impacted by seasonal fluctuations in net sales and the acquisition of less efficient operations. Quarterly results may be materially affected by the timing of acquisitions and the timing and magnitude of acquisition assimilation costs. Therefore, the operating results for any three month period are not necessarily indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.

              Revenues from the Company's local delivery services generally do not reflect significant seasonal variations, although the Company typically experiences slightly lower revenues in the middle of the summer and in the last week of December. Prolonged inclement weather can have an adverse impact on the Company's business to the extent that transportation and distribution channels are disrupted.


    ACCOUNTING STANDARDS

              In fiscal 1996, the Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company will adopt this standard through compliance with the disclosure requirements set forth in SFAS No. 123. Adoption of this standard will have no impact on the financial position or results of operations of the Company.

              The Company prospectively changed its accounting policy for business combinations during fiscal 1995 to comply with the Emerging Issues Task Force consensus on issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination".

    ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       REPORT OF INDEPENDENT ACCOUNTANTS



    To the Shareholders of
       Corporate Express, Inc.:

              We have audited the accompanying consolidated financial statements and the consolidated financial statement schedule of Corporate Express, Inc. as of March 2, 1996 and February 25, 1995 and for the years ended March 2, 1996, February 25, 1995 and February 28, 1994, listed in the index in Item
    14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Corporate Express of Delaware (formerly Lucas Bros., Inc.) which statements reflect net sales constituting 18% of the total for the year ended February 28, 1994. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to the amounts for Corporate Express of Delaware, Inc., is based solely on the report of the other auditors.

              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Express, Inc. as of March 2, 1996 and February 25, 1995 and the consolidated results of their operations and their cash flows for the years ended March 2, 1996, February 25, 1995 and February 28, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



    Coopers & Lybrand L.L.P.
    Denver, Colorado
    June 11, 1996

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Corporate Express of Delaware, Inc.:

We have audited the consolidated statements of operations, stockholders' equity and cash flows of Corporate Express of Delaware, Inc. (a Delaware corporation) and subsidiaries for the year ended February 28, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Corporate Express of Delaware, Inc. and subsidiaries for the year ended February 28, 1994, in conformity with generally accepted accounting principles.

                                        /s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland,
 May 2, 1994


                            CORPORATE EXPRESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

ASSETS
                                                            March 2,             February 25,
                                                             1996                   1995
                                                          ----------             -----------
Current assets:
  Cash and cash equivalents                                 $ 28,664               $ 15,392
  Trade accounts receivable, net of allowance
    of $5,380 and $5,180, respectively                       266,360                165,244
  Notes and other receivables                                 27,060                  8,368
  Inventories                                                101,995                 67,156
  Deferred income taxes                                       18,157                 13,148
  Other current assets                                        17,234                 18,044
                                                           ---------               --------
          Total current assets                               459,470                287,352

Property and equipment:
  Land                                                         8,384                  3,752
  Buildings and leasehold improvements                        32,935                 23,053
  Furniture and equipment                                    117,655                 62,384
                                                            --------               --------
                                                             158,974                 89,189

  Less accumulated depreciation                              (49,475)               (30,742)
                                                            --------               ---------
                                                             109,499                 58,447

Goodwill, net of $16,046 and $7,802 of accumulated
  amortization, respectively                                 324,603                208,506
Other assets, net                                             16,951                 13,856
                                                            --------               --------
          Total assets                                      $910,523               $568,161
                                                            ========               ========




The accompanying notes are an integral part of the consolidated financial statements.




                            CORPORATE EXPRESS, INC.

                    CONSOLIDATED BALANCE SHEETS, Continued
                                (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          March 2,              February 25,
                                                            1996                    1995
                                                        ------------             ------------
Current liabilities:
  Accounts payable - trade                              $    135,069             $     88,571
  Accounts payable - acquisitions                              2,063                    6,454
  Accrued payroll and benefits                                23,019                   15,380
  Accrued purchase costs                                       3,049                   11,252
  Accrued merger and related costs                            24,880                      -
  Other accrued liabilities                                   33,777                   25,716
  Current portion of long-term debt and capital leases        20,151                    8,335
  Other                                                          219                      442
                                                        ------------             ------------
     Total current liabilities                               242,227                  156,150

Capital lease obligations                                      9,568                    8,172
Long-term debt                                               127,900                  158,255
Deferred income taxes                                          7,374                    4,670
Minority interest in subsidiaries                             24,843                      -
Other non-current liabilities                                  2,097                      444
                                                        ------------             ------------
     Total liabilities                                       414,009                  327,691

Commitments and contingencies (Note 8)

Shareholders' equity:
  Common stock, $.0002 par value, 100,000,000 shares
    authorized,69,088,000 and 56,463,400 shares
    issued and outstanding, respectively                          14                       11
  Additional paid-in capital                                 502,559                  250,416
  Accumulated deficit                                         (6,712)                 (10,010)
  Foreign currency translation adjustments                       653                       53
                                                        ------------             ------------
     Total shareholders' equity                              496,514                  240,470
                                                        ------------             ------------

         Total liabilities and shareholders' equity     $    910,523             $    568,161
                                                        ============             ============



The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                                                  Years Ended
                                                      ----------------------------------------------------------------------

                                                       March 2,                   February 25,                   February 28,
                                                         1996                         1995                           1994
                                                      ----------                   ----------                     ----------
Net sales                                             $1,590,104                   $  927,918                     $  337,094
Cost of sales                                          1,173,255                      681,962                        254,698
Merger related inventory provisions                        5,952                          -                            1,146
                                                      ----------                   ----------                     ----------
     Gross profit                                        410,897                      245,956                         81,250

Warehouse operating and selling expenses                 297,275                      188,464                         69,851
Corporate general and administrative expenses             46,980                       23,852                          8,690
Merger and other nonrecurring charges                     36,838                          -                            1,928
                                                      ----------                   ----------                     ----------
     Operating profit                                     29,804                       33,640                            781

Interest expense, net                                     15,396                       15,610                          4,463
Other income                                                 724                          352                            126
                                                      ----------                   ----------                     ----------
     Income (loss) before income taxes                    15,132                       18,382                         (3,556)
Income tax expense                                        10,952                        6,164                          1,894
                                                      ----------                   ----------                     ----------
Income (loss) before minority interest                     4,180                       12,218                         (5,450)
Minority interest                                          1,436                           69                            152
                                                      ----------                   ----------                     ----------
Income (loss) from continuing operations                   2,744                       12,149                         (5,602)
Discontinued operations:
     Income from discontinued operations                     -                            -                              138
                                                      ----------                   ----------                     ----------
Income (loss) before extraordinary item                    2,744                       12,149                         (5,464)
Extraordinary item:
     Gain (loss) on early extinguishment of debt             -                            586                         (1,169)
                                                      ----------                   ----------                     ----------
Net income (loss)                                     $    2,744                   $   12,735                     $   (6,633)
                                                      ==========                   ==========                     ==========
Net income (loss) per share (Note 13):
     Continuing operations                            $      .04                   $      .24                     $     (.21)
     Discontinued operations                                 -                            -                              .00
     Extraordinary item                                      -                            .01                           (.04)
                                                      ----------                   ----------                     ----------
     Net income (loss)                                $      .04                   $      .25                     $     (.25)
                                                      ==========                   ==========                     ==========

Weighted average common shares outstanding                68,057                       49,195                         32,265
                                                      ==========                   ==========                     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended February 28, 1994, February 25, 1995 and March 2, 1996
                     (In thousands, except share amounts)


                                                                                                           Foreign
                                                                                             Additional    Currency
                                                 Preferred Stock           Common Stock       Paid-in    Translation  Accumulated
                                                 Shares      Amount        Shares    Amount   Capital     Adjustment     Deficit
                                                 ------     -------        ------    ------  ---------   -----------  -----------
Balance, February 28, 1993                    17,438,000     $7,501      13,152,400    $3     $29,933       $  -        ($12,112)
Issuance of common stock                                                  6,351,900     1      26,829
Issuance of common stock for liabilities                                  1,281,000             8,899
Issuance of preferred stock                    9,542,000          1                            47,622
Preferred stock dividend                                                                                                  (1,500)
S Corporation dividends and other
  equity transactions of pooled companies                                                         173                       (672)
Net loss                                                                                                                  (6,633)
                                             -------------  ---------    -----------  ----   ---------    ----------   -----------
Balance, February 28, 1994                    26,980,000      7,502      20,785,300     4     113,456          -         (20,917)
Issuance of common stock                                                 21,068,100     4     138,179
Conversion of common stock                       100,000                    (75,000)
Conversion of preferred stock                (19,580,000)        (2)     14,685,000     3          (1)
Redemption of preferred stock                 (7,500,000)    (7,500)
Preferred stock dividend                                                                                                    (432)
S Corporation dividends and other
  equity transactions of pooled companies                                                      (1,218)                    (1,396)
Net income                                                                                                                12,735
Foreign currency translation adjustment                                                                         53
                                             -------------  ---------    -----------  ----   ---------    ----------   -----------
Balance, February 25, 1995                              -          -     56,463,400    11     250,416           53       (10,010)
Issuance of common stock                                                 12,624,600     3     239,008
Young capital contribution                                                                     12,182
Adjustment to conform fiscal year
   ends of certain pooled companies                                                                                        2,623
S Corporation dividends and other
  equity transactions of pooled companies                                                         953                     (2,069)
Net income                                                                                                                 2,744
Foreign currency translation adjustment                                                                        600
                                             -------------  ---------    -----------  ----   ---------    ----------   -----------
Balance, March 2, 1996                                  -    $     -     69,088,000   $14    $502,559      $   653     $  (6,712)
                                             =============  =========    ===========  ====   =========    ==========   ===========

                       The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                                        Years Ended
                                            -----------------------------------
                                            March 2,  February 25, February 28,
                                              1996        1995         1994
                                            -----------------------------------
Cash flows from operating activities:
  Net income (loss)                         $   2,744     $ 12,735    $  (6,633)
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
      Depreciation                             17,322        9,391        3,978
      Amortization                              9,522        6,349        1,982
      Non-cash portion of merger and
       restructuring charge                    10,268            -            -
      Adjustment to conform fiscal years        2,623            -            -
      (Gain) loss on early
       extinguishment of debt                       -         (700)       1,169
      Minority interest                         1,436           69          152
      Other                                    (1,285)         488          826
  Changes in assets and liabilities,
   excluding acquisitions:
       Increase in accounts receivable        (44,117)     (18,277)        (869)
       Increase in inventory                   (7,365)      (8,290)      (2,608)
      (Increase) decrease in other
       current assets                         (12,005)      (2,670)          76
      Increase in other assets                 (2,372)      (1,261)        (378)
      Increase (decrease) in accounts
       payable                                 (5,761)       7,035        1,923
      Increase in accrued liabilities          10,482        2,689          266
                                            ---------     --------    ---------
Net cash provided by (used in)
 operating activities                         (18,508)       7,558         (116)
                                            ---------     --------    ---------
Cash flows from investing activities:
  Proceeds from sale of assets                  5,425          356          293
  Capital expenditures                        (51,765)     (16,078)      (4,225)
  Payment for acquisitions, net of cash
   acquired                                  (119,190)     (81,749)    (162,171)
  Other, net                                   (2,351)        (612)      (1,690)
                                            ---------     --------    ---------
Net cash used in investing activities        (167,881)     (98,083)    (167,793)
                                            ---------     --------    ---------

Cash flows from financing activities:
  Issuance of preferred and common stock      449,194      134,870       71,780
  Stock offering costs                        (20,313)      (9,388)      (3,401)
  Issuance of subsidiary common stock           7,733            -            -
  Capital contribution                         12,182            -            -
  Purchase of common stock held by
   OfficeMax                                 (195,831)           -            -
  Preferred stock redemption                        -       (7,500)           -
  Debt issuance costs                               -         (869)      (5,476)
  Proceeds from long-term borrowings           40,057       27,871      121,079
  Repayments of long-term borrowings          (70,649)     (35,250)      (4,796)
  Proceeds from short-term borrowings          11,005            -            -
  Repayments of short-term borrowings         (11,482)     (10,705)      (3,141)
  Cash paid to retire bonds                         -       (9,300)           -
  Net proceeds from (payments on) line
   of credit                                  (18,871)       1,778        1,059
  Other                                        (2,068)       1,032       (1,332)
                                            ---------     --------    ---------
Net cash provided by financing
 activities                                   200,957       92,539      175,772
                                            ---------     --------    ---------
Net cash used by discontinued operations         (222)        (600)        (750)
                                            ---------     --------    ---------
Effect of foreign currency exchange
 rate changes on cash                          (1,074)          28            -
                                            ---------     --------    ---------
Increase in cash and cash equivalents          13,272        1,442        7,113
Cash and cash equivalents, beginning of
 period                                        15,392       13,950        6,837
                                            ---------     --------    ---------
Cash and cash equivalents, end of period    $  28,664     $ 15,392    $  13,950
                                            ---------     --------    ---------
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for
   interest                                 $  18,043     $ 12,249    $   5,613
                                            ---------     --------    ---------
  Cash paid during the period for taxes     $  13,385     $  5,255    $   1,847
                                            ---------     --------    ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
 STATEMENTS.

                            CORPORATE EXPRESS, INC.

              Supplemental schedule of noncash investing and financing activities:

              Capital lease obligations in the amount of $4,305,000, $3,103,000 and $1,070,000 were incurred during fiscal 1995, 1994 and 1993, respectively, for equipment and software.

              The Company completed 51 acquisitions for a net cash outlay in fiscal 1995 of $113,146,000, 23 acquisitions for a net cash outlay in fiscal 1994 of $68,570,000, and six acquisitions for a net cash outlay of $161,811,000 in fiscal 1993. In conjunction with the acquisitions, liabilities were assumed as follows:

                                                    Years Ended
                                       ------------------------------------
                                       March 2,  February 25,  February 28,
                                         1996        1995         1994
                                       --------  ------------  ------------
                                                   (In thousands)
Fair value of assets acquired          $233,581      $128,059      $256,238
Cash paid, net of cash acquired         113,146        68,570       161,811
Issuance of notes payable                11,111           ---         5,174
Issuance of stock                         3,089         4,614         5,973
Forgiveness of debt                         ---           150           ---
Minority interest in subsidiary          11,138           ---           ---
Purchase price payable, included in
 current liabilities                      2,750         5,325        12,267
                                       --------      --------      --------
Liabilities assumed                    $ 92,347      $ 49,400      $ 71,013
                                       ========      ========      ========

              In addition to the amounts set forth above, Corporate Express paid $6,044,000 for prior period acquisitions during fiscal 1995, of which $5,000,000 was related to the acquisition of certain assets of the office products division of Joyce International, Inc. Also in fiscal 1995, Young terminated four franchises for consideration of $233,000 forgiveness of receivables.

              In January 1995, the Company purchased for $1,186,000 in cash, $1,000,000 in accounts payable, and $650,000 in notes payable the remaining interest of a company for which a majority interest was acquired in fiscal 1993.

              In December 1994, the Company recorded a liability of $1,855,000 for subsequent payments due to the sellers of a company acquired by Lucas Bros., Inc. in fiscal 1993.

              On September 30, 1994, the Company issued 14,610,000 shares of Common Stock upon conversion of its Series A, B and C preferred on a two for one basis.

              In August 1994, the Company purchased for $350,000 in cash and $100,000 in notes payable a 45% interest in an office products distributor. During fiscal 1993 and fiscal 1994, the Company paid $360,000 and $234,000 respectively, for additional expenses for prior period acquisitions. In addition, the Company made a final payment of $11,409,000 for the Hanson acquisition and Delivery paid non-cash dividends of $493,000 to certain Delivery stockholders in fiscal 1994.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


              During January 1994, accrued dividends of $2,044,007 on Young's preferred stock were converted to a subordinated promissory note. This note and accrued interest of $138,712 was contributed as additional paid-in capital in December 1994.

              In November 1993, the Company issued Common Stock for outstanding debt, accrued interest and other fees totaling $8,899,000 as part of the Lucas acquisition.



    The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. SIGNIFICANT ACCOUNTING POLICIES:

    Principles of Consolidation:

              The consolidated financial statements include the accounts of Corporate Express, Inc. ("Corporate Express" or the "Company") and its majority owned subsidiaries. As more fully described in Note 2, U.S. Delivery Systems, Inc. ("Delivery") was merged into DSU Acquisition Corp., a wholly-owned subsidiary of the Company, on March 1, 1996; Richard Young Journal, Inc. ("Young") was merged into CEX Acquisition Corp., a wholly-owned subsidiary of the Company, on February 27, 1996, and Lucas Bros., Inc. was merged into Corporate Express of Delaware ("Lucas"), a wholly-owned subsidiary of the Company, on November 30, 1993. The mergers were accounted for as poolings of interests and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of Delivery, Young and Lucas for all periods prior to the mergers. Acquisitions accounted for as purchases are included in the accounts and operations as of the effective date of the transaction. The Company accounts for its investments in less than 50% owned entities using the equity or cost methods. All intercompany balances and transactions have been eliminated.


    Definition of Fiscal Year:

              As used in these consolidated financial statements and notes to consolidated financial statements, "fiscal 1995," "fiscal 1994," and "fiscal 1993" refer to the Company's fiscal years ended March 2, 1996, February 25, 1995, and February 28, 1994, respectively. In connection with the mergers, Delivery and Young changed their 1995 fiscal year ends to conform to the fiscal year end of the Company. References to fiscal 1994 and prior fiscal years for Delivery and Young refer to Delivery's December 31 year end and Young's September 30 year end.


    Cash and Cash Equivalents:

              Cash and cash equivalents include short-term investments with original maturities of three months or less.


    Inventories:

              Inventories consist of finished goods. Inventories are primarily valued at the lower of first-in, first-out (FIFO) cost or market. The Company periodically assesses its inventory to determine market value based upon such factors as historical sales and purchases, inclusion in the Company's proprietary In-Stock Catalog and other factors. Included in cost of sales for fiscal 1995 and 1993 are merger related inventory provisions of $5,952,000 and $1,146,000, respectively. These provisions reflect the write-down to fair market value of certain inventory which the Company has decided to eliminate from its product line in connection with the Delivery, Young and Lucas mergers.


    Property and Equipment:

              Property and equipment are carried at cost. Depreciation is computed using the straight-line method over estimated useful lives which range from three to seven years for furniture and equipment; up to 40 years for buildings; and over the life of the lease for leasehold improvements. Ordinary maintenance and repairs are charged to operations while expenditures which extend the physical or economic life of property and equipment are capitalized. Gains and losses on disposition of property and equipment are recognized in operations in the year of disposition. Software development costs of $16,790,000 at March 2, 1996 are capitalized and will be amortized over the software's estimated useful life. Software conversion costs (excluding training) will be capitalized and amortized over the software's estimated useful life.

    Concentration of Credit Risk:

              The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high quality credit institutions. At times, such investments may be in excess of the FDIC insurance limit.

              Concentration of credit risk with respect to trade receivables is limited due to the wide variety of customers and markets into which the Company's products are sold, as well as their dispersion across many geographic areas. As a result, as of March 2, 1996, the Company did not consider itself to have any significant concentrations of credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

              The Company maintains allowances for potential credit losses and historical losses have been within management's expectations.


    Intangible Assets:

              Goodwill is amortized on a straight-line basis over periods of 25 and 40 years. Noncompete agreements, which are included in other assets, are amortized on a straight-line basis over periods of 2-10 years. The Company evaluates intangible assets periodically to determine whether they are properly reflected in the financial statements based upon future undiscounted operating cash flows. If an impairment is determined to exist, the impaired asset is written down to fair market value.


    Accrued Purchase Costs:

              The Company accrues direct external costs incurred to consummate an acquisition, other external costs and liabilities to close the acquired entity's facilities, and severance and relocation payments to the acquired entity's employees. Prior to the adoption of EITF 95-3 effective with the consensus, the Company also accrued the external incremental costs of converting certain computer systems to the Company's systems.


    Accrued Merger and Related Costs:

              Accrued merger and related costs include the actual costs of completing acquisitions accounted for as poolings of interests transactions and additional costs associated with integrating the combined companies' operations, including liabilities for severance benefits for employees expected to be terminated.


    Cost of Sales:

              Vendor rebates and similar payments are recognized on an accrual basis in the period earned and are recorded as a reduction to cost of sales. Delivery and occupancy costs are included as an increase to cost of sales. Cost of sales related to local delivery and distribution management services consists primarily of fees paid to drivers. The fees are generally negotiated with drivers based upon a percentage of the revenues received from the Company's customers, thereby minimizing fluctuations in gross margins from these services. Drivers typically provide their own delivery vehicles and are responsible for all operating costs of such vehicles.


    Warehouse Operating and Selling Expenses:

              Warehouse operating and selling expenses include all costs associated with operating regional warehouses and sales offices, including warehouse labor, related warehouse general and administrative expenses (excluding occupancy), selling expenses and commissions related to the Company's direct sales force and warehouse assimilation costs. Warehouse assimilation costs were previously reported under the caption "New Warehouse Assimilation Expenses" along with certain general and administrative and delivery costs.


    Foreign Currency Translation:

              Balance sheet accounts of foreign operations are translated using the year-end exchange rate, and income statement accounts are translated on a monthly basis using the average exchange rate for the period. Transaction gains and losses are recorded in shareholders' equity, and realized gains and losses are reflected in income. An aggregate transaction gain of $37,000 was included in the determination of net income in fiscal 1995. No transaction gains or losses were included in the determination of net income in fiscal 1994 or fiscal 1993. The Company does not currently hedge foreign currency risk exposure.


    Income Taxes:

              For all periods presented, income taxes are calculated using the liability method in accordance with the provisions set forth in Statement of Financial Accounting Standards (SFAS) No. 109.

              Certain of Delivery's subsidiaries were S Corporations for income tax purposes prior to their acquisition by Delivery and, accordingly, any income tax liabilities for the periods prior to the acquisition dates are the responsibility of the respective stockholders. For purposes of these consolidated financial statements, federal and state income taxes have been provided for these companies as if they had filed C Corporation tax returns for the pre-acquisition periods, and the current income tax expense of these S Corporations is reflected as an increase to additional paid-in capital.


    Net Income (Loss) Per Share:

              Net income (loss) per share is calculated by dividing net income
    (loss), after preferred stock dividend requirements of Young of $432,000 and $1,500,000 for the years ended February 25, 1995 and February 28, 1994, respectively, by the weighted average shares of common stock and common stock equivalents outstanding. Pursuant to the rules of the Securities and Exchange Commission, common stock equivalents related to common stock, preferred stock, stock options and warrants issued within one year prior to the Company's initial public offering have been included as if they were outstanding for all periods presented. Other common stock equivalents have not been included in loss years because they are anti-dilutive.

    Stock Split and Stock Dividend:

                In connection with its initial public offering, the Company effected a one-for-two reverse stock split in August 1994 and converted all of its outstanding preferred stock to common stock on a two for one share basis in September 1994. The Company distributed a 50% share dividend in June 1995. All share numbers and prices have been adjusted to reflect the reverse stock split, the conversion of preferred to common and the 50% share dividend.


    Use of Estimates in the Preparation of Financial Statements:

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


    Reclassifications:

              Certain reclassifications have been made to the fiscal 1994 and fiscal 1993 consolidated financial statements to conform to the fiscal 1995 presentation. These reclassifications had no impact on net income (loss).


    New Accounting Standards:

              In fiscal 1996, the Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company will adopt this standard through compliance with the disclosure requirements set forth in SFAS No. 123. Adoption of this standard will have no impact on the financial position or results of operations of the Company.


    2.   POOLING OF INTERESTS:

              Effective March 1, 1996, the Company issued 15,606,000 shares of common stock in exchange for all of the outstanding common stock of Delivery, a provider of same-day local delivery services.

              Effective February 27, 1996, the Company issued 2,932,000 unregistered shares of common stock in exchange for all of the outstanding common stock of Young, a distributor of computer and imaging supplies and accessories.

              During fiscal 1995, prior to merging with the Company, Delivery acquired the outstanding stock of 14 companies in exchange for 2,634,000 shares of Delivery common stock. During fiscal 1994, Delivery acquired the stock of six companies in exchange for 1,148,000 shares of Delivery common stock.

              Effective November 30, 1993, the Company issued 216,000 shares of its common stock for all of the outstanding common stock of Lucas, a commercial office products distributor. The Company also issued a warrant to purchase 4,500 shares of common stock in exchange for outstanding warrants to purchase the common stock of Lucas. In addition, the face value of the subordinated notes payable and junior convertible subordinated notes payable, along with accrued but unpaid interest and other fees, were exchanged for 1,281,000 shares of common stock. The difference between the carrying value of the debt and the face amount paid on extinguishment of $1,169,000 has been shown as an extraordinary item.

    All of the above mergers have been accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of the merged entities for all periods prior to the mergers.

    Separate results of operations for the periods prior to the mergers are as follows:

                                                         Year Ended
                                          -----------------------------------------
                                           March 2,    February 25,   February 28,
                                             1996          1995           1994
                                          -----------  -------------  -------------
(In thousands)
Net sales:
 Corporate Express                        $1,132,012       $621,469       $103,070
 Lucas                                           ---            ---         61,758
 Young                                       115,628         86,184         71,090
 Delivery                                    306,364        109,865             --
 Delivery poolings prior to merger
  with Corporate Express                      36,100        110,400        101,176
                                          ----------       --------       --------
 Combined                                 $1,590,104       $927,918       $337,094
                                          ==========       ========       ========

Net income (loss):
 Corporate Express                        $    3,702       $  5,248       $    671
 Lucas                                           ---            ---         (9,637)
 Young                                        (3,073)         1,264          1,911
 Delivery                                        815          4,223             --
 Delivery poolings prior to merger
  with Corporate Express                       1,300          2,000            422
                                          ----------       --------       --------
 Combined                                 $    2,744       $ 12,735       $ (6,633)
                                          ==========       ========       ========

Other changes in shareholders' equity:
 Corporate Express                        $  229,356       $115,024       $ 83,350
 Lucas                                           ---            ---            ---
 Young                                        12,182         (7,932)        (1,500)
 Delivery                                     10,255         23,211            ---
 Delivery poolings prior to merger
  with Corporate Express                      (1,116)        (2,613)          (497)
                                          ----------       --------       --------
 Combined                                 $  250,677       $127,690       $ 81,353
                                          ==========       ========       ========

    All intercompany transactions have been eliminated.

    Young had expensed $27,437,000 related to write-offs of goodwill and franchise acquisition expenses in its previously issued financial statements. The Company reviewed these expenses in conjunction with the acquisition and determined that they were inappropriate. All of the accompanying financial information has been restated to reflect the reversal of those charges.

    The consolidated statement of operations for fiscal 1995 includes the income and expenses of Corporate Express, Young and Delivery for the twelve months ended March 2, 1996. The Young statements of operations for the years ended September 30, 1994 and 1993 and the Delivery statements of operations for the years ended December 31, 1994 and 1993 have been combined with the Corporate Express statements of operations for the fiscal years ended February 25, 1995 and February 28, 1994, respectively. In order to conform the Young and Delivery year ends to Corporate Express' fiscal year end, the consolidated statement of income for fiscal 1994 excludes five months of Young's net income and two months of Delivery's net income. Accordingly, an adjustment has been made in fiscal 1995 to credit retained earnings directly for the October 1994 to February 1995 Young net income of $846,000 and the January and February 1995 Delivery net income of $1,777,000. The results of operations for the Young five-month period and Delivery two-month period are as follows:

                   Young   Delivery   Total
                  -------  --------  -------
                        (In thousands)
Net sales         $39,683   $50,382  $90,065
Net income        $   846   $ 1,777  $ 2,623

3.  MERGER AND OTHER NONRECURRING COSTS:

    During the fourth quarter of fiscal 1995, the Company recorded $36.8 million in merger and other nonrecurring charges, primarily in conjunction with the acquisitions of Delivery and Young. The charges include the actual costs of completing the acquisitions and anticipated costs for merging various Delivery and Young facilities into Company locations and closing duplicate facilities and centralizing certain administrative functions. The Company expects to complete this plan within the next two years.

    During fiscal 1993, the Company recorded $1.9 million in merger and other nonrecurring charges in conjunction with the acquisition of Lucas. The charge included the actual costs of completing the acquisition; the write-down of computer equipment exclusively used for a discontinued "Grade-A" furniture line; and the accrual of severance pay related to work force reductions.

    As a result of the mergers, the Company recorded the following charges to the results of operations for fiscal 1995 and fiscal 1993 as follows:

                                                     1995                      1993
                                          --------------------------  ------------------------
                                                 (In thousands)
                                           Total    Cash    Non-Cash  Total    Cash   Non-Cash
                                          -------  -------  --------  ------  ------  --------
Merger transaction costs (1)              $13,273  $13,273   $   --   $1,089  $1,089  $     --
Severance and terminations (2)              7,457    7,457       --      539     539        --
Facility closure and consolidation (3)      9,693    8,384    1,309      200     200        --
Other asset write-downs and costs (4 )      6,415       --    6,415      100      --       100
                                          -------  -------   ------   ------  ------  --------
                                          $36,838  $29,114   $7,724   $1,928  $1,828      $100
                                          =======  =======   ======   ======  ======  ========

    There were no similar charges in fiscal 1994.

              (1) Merger transaction costs are the direct costs from the pooling transactions with Delivery and Young in fiscal 1995 and with Lucas in fiscal 1993. Costs included are legal, investment banking, printing and other related costs.

              (2) Severance and employee termination costs are the severance payments related to facility closures and centralization of certain shared services. The fiscal 1995 severance and termination costs of $7,457,000 representing approximately 760 employees whose positions will be terminated due to elimination of regional redundant facilities and functions, primarily in management, administration, and warehouse and distribution operations.
    As of March 2, 1996, none of these costs had been paid and none of the employees had been terminated. The fiscal 1993 severance and termination costs relate to work force reductions of approximately 100 employees, primarily in management and administration and warehouse and distribution operations. As of March 2, 1996, all of the costs had been paid and all of the approximately 100 employees have been terminated.

              (3) Facility closure and consolidation costs are the estimated costs to close duplicate facilities, lease costs associated with closed facilities and estimated losses on disposal of owned properties.

              (4) Other asset write-downs and costs include accounting software and equipment being abandoned as a result of the Delivery acquisition, deferred loan costs written off when loans required repayment as a result of the merger, loss on sale of Delivery operation, and write-off of prepaid assets which have no future value following the merger.

    4.  PURCHASES:

              During fiscal 1995, Corporate Express purchased for a net cash purchase price of $74,001,000, 27 office product distributors including five distributors purchased by Corporate Express Australia (formerly Macquarie Office Limited), an Australian contract stationer. In May 1995, Corporate Express acquired a 52.7% interest through the purchase of newly issued securities of Corporate Express Australia. Also included in the above purchases is one office product distributor purchased by the Chisholm Group, a United Kingdom contract stationer, in which corporate Express acquired a 51% interest in February 1996. The Company has earn-out agreements with former shareholders of certain acquisitions that may require additional payments by the Company of up to $3,650,000 if certain performance objectives are achieved. In addition, the Company has not completed the final purchase accounting on certain acquisitions due to outstanding contingencies. Any additional payments will be accounted for as increases to the purchase price of the related acquisition. The excess of the purchase price over the fair value of the net tangible assets acquired was allocated to goodwill and is being amortized over 40 years.

              On December 21, 1995 Corporate Express Australia ("CEA") issued an additional 6,110,000 shares of its common stock at a price of A$1.30 (US$.96) per share. Of the shares offered, 3,110,000 were purchased by Corporate Express and 3,000,000 were purchased by institutional investors for cash. As a result, Corporate Express' interest in CEA changed from 52.7% to 52.5%.

              In February 1996, CEA shareholders approved the issue of an additional 12,939,000 shares and 50,000 shares of its common stock at a price of A$1.30 (US$.96) per share and A$1.00 (US$.74) per share, respectively. Of the shares issued, 5,789,000 were purchased by Corporate Express, 4,600,000 were purchased by institutional investors and 2,600,000 shares were approved for issue to CEA officers and employees as employee incentive shares (of which 1,710,000 were issued as of March 2, 1996). As a result, at March 2, 1996, Corporate Express' interest in CEA is 51.8%.

              During fiscal 1995, Young repurchased its remaining seven franchises for approximately $20,512,000, terminated four franchises for consideration of $233,000 and purchased substantially all of the business, properties and assets of a computer supplies distributor for a purchase price of $675,000. The excess of the purchase price over the fair value of the net tangible assets acquired was allocated to goodwill and is being amortized over 40 years.

              During fiscal 1994, the Company purchased substantially all of the assets and assumed certain liabilities of ten contract stationers for a net cash outlay of $59,720,000 notes and other current liabilities totaling $5,325,000, 26,250 shares of the Company's common stock valued at $9.34 per share, and assumption of liabilities of $44,363,000. The excess purchase price over the estimated fair value of the net tangible assets acquired has been allocated to goodwill and is being amortized over 40 years. In addition, in fiscal 1994, $150,000 was paid and 50,000 shares of Series B Preferred stock were issued at $2.00 per share to the former shareholders of certain acquisitions for achieving certain post-closing performance levels. These transactions increased the amount of goodwill.

              In December 1994, Young purchased all of the issued and outstanding shares of a computer supplies distributor for a purchase price of $2,750,000 and the assumption of other liabilities. Young may be required to pay additional consideration to the former shareholders should the acquired company reach certain earnings thresholds. No such additional amounts were paid in 1995. The excess of the purchase price over the fair value of net tangible assets acquired was allocated to goodwill and is being amortized over 40 years.

              During fiscal 1995 and fiscal 1994, Delivery completed 16 and 12 acquisitions, respectively, accounted for as purchases. The net cash purchase price paid in these transactions was $15,208,000 and $8,242,000, respectively, in cash, 252,000 shares and 382,000 shares, respectively, of Delivery common stock and in fiscal 1995, $5,565,000 in convertible notes. The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to goodwill and is being amortized over 25 years. All of the companies acquired provide same-day delivery services or related transportation services.

              During fiscal 1993, the Company acquired 100% of two commercial office products dealers and 70% of a third dealer. The combined transactions included cash payments of $1,010,000, promissory notes totaling $5,174,000, 1,269,300 shares of common stock valued at $4.67 to $5.34 per share and related expenses of $710,000. The excess purchase price over the estimated fair value of the net tangible assets acquired has been allocated to goodwill and is being amortized over 40 years. In January 1995, the Company acquired the remaining 30% of the 70%-owned dealer for $2.9 million, of which $1.2 million was paid in fiscal 1994.

              On February 28, 1994, the Company acquired the six operating subsidiaries of Hanson for $171,140,000 in cash and acquisition expenses of $3,165,000. The excess purchase price over the estimated fair value of the net tangible assets acquired has been allocated to goodwill and is being amortized over 40 years. Subsequent to the Hanson acquisition, the Company sold the high-end furniture division of one of the subsidiaries and discontinued another subsidiary's retiree health care benefits for existing employees. The liability for future benefits under this health care plan of $4,110,000 was consequently recorded as an offset to goodwill. In February 1994, Young repurchased its Tampa franchise for $800,000. The excess of the purchase price over the fair value of the net tangible assets acquired was allocated to goodwill and is being amortized over 40 years.

              The operating results of all of the above acquisitions, which were accounted for as purchases, are included in the Company's consolidated statements of operations from the dates of acquisition. The following pro forma financial information assumes the acquisitions occurred at the beginning of the period. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the year, or of results which may occur in the future. The pro forma results listed below are unaudited and reflect purchase price adjustments.

                                              Year Ended   Year Ended
                                                March 2,  February 25,
                                                  1996        1995
                                              ----------  ------------
                                              (In thousands, except per
                                                   share amounts)

Net sales                                     $1,763,762  $1,458,784
Income (loss) before extraordinary items          26,025      22,518
Net income (loss)                                 25,266      23,095
Net income (loss) per share                        $0.37       $0.46

5.  ACCRUED PURCHASE COSTS:

    In conjunction with the purchase acquisitions (see Note 4), the Company accrues the direct external costs incurred to consummate the acquisition, external costs associated with closing duplicate facilities of acquired companies, and severance and relocation payments to the acquired company's employees. Prior to the adoption of EITF 95-3 in May 1995, the Company also accrued the external incremental costs of converting acquired company computer systems to the Company's systems.

    As of the consummation date of the acquisition, the Company begins to assess and formulate a plan to exit activities of the acquired companies. Typically, this would involve evaluating the facilities of the Company and the acquiree in the location, determining which of the acquired facilities will be exited and identifying employee groups that will be terminated or relocated. In most cases, the facilities are closed within a one-year period, and the employees terminated. In some major acquisitions such as Hanson, the Company has taken longer than one year to complete the integration due to the magnitude of the tasks involved.

    The following tables set forth the Company's accrued purchase liabilities for the periods ended February 28, 1994, February 25, 1995 and March 2, 1996.

Prior to EITF 95-3:

                                               Warehouse                              Disposition
                                                & System      Redundant                of Assets
                                     Total    Integrations   Facilities   Severance     & Other
                                    -------   ------------   ----------   ---------   -----------
                                                           (In thousands)
Balance, February 28, 1994          $10,032      $ 7,568       $1,021     $ 1,061       $ 382
 Additions                            4,308        2,084          615       1,218         391
 Payments                            (2,162)      (1,143)        (105)       (683)       (231)
 Reversals (1)                         (926)        (400)        (526)
                                    -------      -------       ------     -------       -----
Balance, February 25, 1995           11,252        8,109        1,005       1,596         542
 Additions                            1,731          659          223         734         115
 Payments                            (6,469)      (3,630)        (784)     (1,766)       (289)
 Reversals (2)                       (5,250)      (4,388)         (41)       (523)       (298)
                                    -------      -------       ------     -------       -----
Balance, March 2, 1996 (3)          $ 1,264      $   750       $  403     $    41       $  70
                                    =======      =======       ======     =======       =====

    (1) Reversal relates to lease termination costs for a facility not closed and to a planned computer conversion which was not done in connection with the Hanson acquisition; reversed to goodwill in the fourth quarter of 1994.

                            CORPORATE EXPRESS, INC.

    5.  ACCRUED PURCHASE COSTS

    (2) Reversal relates to excess computer conversion costs not fully utilized in connection with the Hanson acquisition of $3,723,000 and excess accruals for other fiscal 1994 acquisitions of $1,527,000. All reversals reduced goodwill in the fourth quarter of fiscal 1995.

    (3) Remaining balances relate primarily to current consolidation projects in South Florida and Canada and reflect the estimated remaining costs to be incurred in conjunction with these projects.


After adoption of EITF 95-3:

                                                                                      Disposition
                                                Facility      Redundant                of Assets
                                  Total        Exit Costs     Facilities    Severance   & Other
                                --------      -----------     -----------   ---------  ----------
                                                            (In thousands)

Balance, February 25, 1995          $   --        $  --          $ --        $   --        $  --
 Additions                           2,414          691           202         1,065           456
  Payments                            (629)        (177)           (4)         (293)         (155)
                                    ------        -----          ----        ------         -----
 Balance, March 2, 1996 (3)         $1,785        $ 514          $198        $  772         $ 301
                                    ======        =====          ====        ======         =====

    Accrued purchase costs, after adoption of EITF 95-3, primarily represent the liabilities incurred to consolidate acquired operations into existing Company facilities.


    6.   DISCONTINUED OPERATIONS:

              In February 1993, Lucas adopted a plan to discontinue its retail operations. Accordingly, the consolidated financial statements have been reclassified to report separately the net assets, liabilities and operating results of the retail operations as of February 28, 1994.

              During fiscal 1993, Lucas completed the disposal of substantially all of its retail operations resulting in a $138,000 gain which has been included in the accompanying consolidated statement of operations. The remaining retail operations consist primarily of contractually required operations.

              Retail sales for the years ended February 25, 1995 and February 28, 1994 were $176,000 and $2,955,000, respectively. There were no retail sales for fiscal 1995. The accrued liabilities of the discontinued operations at March 2, 1996 and February 25, 1995 were $219,000 and $441,000, respectively.

7.  DEBT:
                                                                                                  March 2,  February 25,
Debt consisted of the following:                                                                    1996       1995
                                                                                                  --------   --------
                                                                                                     (In thousands)
 9 1/8% Senior Subordinated Notes, unsecured, subordinated to existing debt up to an aggregate of $155 million, guaranteed by the operating subsidiaries of the Company.  Due March 15, 2004, semi-annual interest payments beginning September 15, 1994.  Redeemable by the Company from March 1999 to March 2001 at premiums
     ranging from 3.422% to 1.141%                                                                $ 90,000   $ 90,000


                            CORPORATE EXPRESS, INC.

 7. DEBT - (CONTINUED)                                                                         March 2,    February 25,
                                                                                                1996          1995
                                                                                               --------    ------------
                                                                                                   (In thousands)
$90,000,000 revolving line of credit collateralized by accounts receivable and inventory of the Company and its United States operating subsidiaries.
 Interest rates are equal to either (i) the Administrative Agent's Reference
 Rate plus .5% to 1.0% or (ii) the Administrative Agent's reserve adjusted
 LIBOR rate plus 2.0% to 2.5% each of which is based upon a performance grid (8.75% on March 2, 1996 and 9.75% on February 25, 1995), with
 principal due February 28, 1998.                                                                  8,000     24,600
$55,000,000 Delivery unsecured revolving credit facility. Interest rates are equal to i) the LIBOR plus 1.25% or ii) the prime rate, at the Company's option (weighted average rate of 6.56% for fiscal 1995 and 7.30% for fiscal 1994).  Principal due May 31, 1996, as a result of merger with
 the Company.                                                                                     11,900     10,000
$6,094,000 term loan facility collateralized by CEA's assets.
 Payments of $187,500 per quarter commencing October 1996,
 increasing to $375,000 per quarter commencing October 1997, fixed interest rates ranging from 8.80% to 9.10% until October
 1996 to October 1998, at which times rates may be renegotiated.
 All principal and interest due by January 2001.                                                   6,094        ---
Bank term loans, collateralized by equipment, with interest floating at LIBOR plus 2%, principal and interest payable monthly, maturities range from
 48 months to 60 months through February 15, 2001.                                                 5,620        ---
$5,600,000 convertible subordinated notes due between March 31, 1997 and
 January 31, 1998, bearing interest of 6.0% to 6.75%, payable quarterly or semi-annually, and convertible prior to maturity at the holder's option at prices ranging from $17.71 to $29.96, into 246,000 shares of common
 stock.                                                                                            5,565        ---
City of Aurora, Colorado Industrial Development Bonds, Series 1984,
 collateralized by land and building, interest at a floating rate, as defined, ranging from 5.2% in 1995 to 4.8% at March 2, 1996, payable semi-
 annually and principal installments of varying amounts ($100,000 in 1995
 and $200,000 in 1996) payable annually through November 2009.                                     4,480      4,580
Various notes payable totalling $4,641,000  due December 2006, variable interest rates (5.34% on March 2, 1996), collateralized by cash deposits
 of $4,641,000.                                                                                    4,641         --
Young revolving loan, interest rate equal to prime plus 1.25% (10.25% on
 February 25, 1995), due on January 11, 1997 and collateralized by substantially all of Young's assets.  This loan was repaid in full on
 February 27, 1996.                                                                                  ---     10,160
Young subordinated debt, bearing interest at 17.5%, payments in eight equal quarterly installments commencing March 31, 1998 through maturity date of December 31,
 1999.  This debt was repaid in full on February 27, 1996.                                           ---     10,000
Other, interest from 5% to 16%                                                                     7,514     13,754
                                                                                                 -------    -------
Total debt                                                                                       143,814    163,094
Less current portion of debt                                                                      15,914      4,839
                                                                                                --------    -------
Long-term portion of debt                                                                       $127,900   $158,255
                                                                                                ========   ========

                            CORPORATE EXPRESS, INC.

  7. DEBT - (CONTINUED)
  The annual maturities of debt for succeeding years are as follows:

     Fiscal Year           (In thousands)
     ------------------    --------------

          1996                 $ 15,914
          1997                   14,965
          1998                    6,215
          1999                    3,210
          2000                    2,649
           Thereafter           100,861
                                -------
             Total              $143,814
                                ========

      Certain of the debt agreements contain provisions which require maintenance of certain financial ratios and limit the Company's ability to pay dividends. Delivery's credit facility became due upon the acquisition by the Company but was extended until May 31, 1996, when it was paid off using the Company's line of credit.

      On March 17, 1995, the Company exchanged all its $100,000,000 principal amount of 9 1/8% Series A Senior Subordinated Notes due 2004 (the "Series A Notes") for $100,000,000 principal amount of 9 1/8% Series B Senior Subordinated Notes due 2004 (the "Series B Notes"). The terms of the Series B Notes are substantially the same as the Series A Notes, except that the Series B Notes are registered under the Securities Act of 1933. The illiquidity payment of approximately .5% per annum previously payable on the Series A Notes ceased when they were exchanged for the Series B Notes on March 17, 1995, reducing the annual interest rate from 9 5/8% to 9 1/8%.

      In July 1994, $10,000,000 principal amount of the Senior Subordinated Notes was repurchased for $9,300,000 plus accrued interest.

      On May 10, 1996, the Company amended its credit facility increasing the facility amount to $250,000,000 and lowering the cost of its borrowings to LIBOR plus 1.25% if borrowings are less than $180,000,000 and LIBOR plus 1.5% if borrowings exceed $180,000,000. These rates are subject to increase if the Company does not renegotiate its credit facility within 120 days, which the Company intends to do. Under the amended credit facility the Company pays a .3% commitment fee on the unused line of credit.

      The Company capitalized $882,000 of interest expense in fiscal 1995, primarily related to software developed for internal use and the construction of its corporate headquarters. No interest was capitalized in fiscal 1994 or fiscal 1993.


    8.   COMMITMENTS AND CONTINGENCIES:

      Operating Leases:

      The Company has various noncancellable operating leases, primarily for warehouse buildings and delivery trucks. Lease expense, net of sublease rentals of $30,000, $127,000, and $42,000 for the years ended March 2, 1996, February 25, 1995 and February 28, 1994 was $19,195,000, $13,906,000, and
    $3,848,000, respectively.

                            CORPORATE EXPRESS, INC.

    8.   COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         Future minimum lease payments are as follows:


         Fiscal Year         (In thousands)
         -----------         --------------

             1996                $21,118
             1997                 15,197
             1998                 11,173
             1999                  8,268
             2000                  5,735
             Thereafter            9,904
                                 -------
               Total             $71,395
                                 =======

      The leases generally are for periods of three to ten years and provide for renewals of one month to five years at the Company's option.

      Capital Leases:

      The Company is the lessee of certain property and equipment under capital leases expiring in various years through 2009. Included in furniture and equipment at March 2, 1996 is $18,384,000 of assets under capital leases and related accumulated depreciation of $6,493,000.

      Future minimum lease payments required under these capital leases are as follows:

         Fiscal Year                                          (In thousands)
         -----------                                          --------------
         1996                                                       $ 5,373
         1997                                                         4,405
         1998                                                         3,062
         1999                                                         1,654
         2000                                                           800
         Thereafter                                                   2,571
                                                                    -------
         Total minimum lease payments                                17,865
         Less amount representing interest                            4,060
                                                                    -------
         Present value of minimum lease payments                     13,805
         Less current portion of capital lease obligations            4,237
                                                                    -------
         Non-current portion of capital lease obligations           $ 9,568
                                                                    =======

      Contingencies:

      In the normal course of business, the Company is subject to certain legal proceedings. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the Company's financial position or operating results.

                            CORPORATE EXPRESS, INC.

    9.   INCOME TAXES:

      Federal, state and foreign income taxes for the fiscal years ended March 2, 1996, February 25, 1995 and February 28, 1994 consisted of the following:

                                                     1995      1994     1993
                                                   --------  --------  -------
                                                           (In thousands)
     Current
      Federal                                      $ 9,745   $ 5,569   $1,745
      State                                            677       878      282
      Foreign                                        1,547       ---      ---
    Deferred
      Federal                                         (314)   (2,151)    (107)
      State                                          1,544      (251)     (26)
    Utilization of net operating loss               (2,247)   (1,051)     ---
    Allocated to goodwill                              ---     4,374      ---
    Adjustment of beginning valuation allowance        ---    (1,204)     ---
                                                   -------   -------   ------
      Total income tax expense                     $10,952   $ 6,164   $1,894
                                                   =======   =======   ======

      At March 2, 1996, the Company had, for United States Federal income tax purposes, net operating loss carryforwards of $10,230,000 and alternative minimum tax net operating loss carryforwards of $4,641,000 expiring beginning in 2004.

      Included in the net operating loss carryforwards are losses from acquired subsidiaries. The utilization of these carryforwards may be effected by limitations under the Internal Revenue Code and, therefore, the benefit of these pre-acquisition net operating loss carryforwards may be limited.

      The components of the net deferred tax assets and liabilities as of March 2, 1996 and February 25, 1995 are as follows:

                                             March 2,  February 25,
                                               1996        1995
                                             -------   -----------
                                                 (In thousands)

    Deferred tax assets:
      Current:
           Inventory                           $ 3,636  $ 4,820
           Allowance accounts                    1,789    1,759
           Other non-deductible accounts         3,603    3,561
           Accrued purchase costs                1,053    4,329
           Discontinued operations                 ---    1,248
           Accrued merger and other costs        6,767      ---
           Accounting methods                    2,959      ---
         Non-current:
           Net operating loss carryforwards      4,879    4,809
           Valuation allowance                  (2,433)  (4,854)
           Other                                 1,092      571
                                               -------  -------
      Total deferred tax assets                 23,345   16,243
                                               -------  -------

                            CORPORATE EXPRESS, INC.


9.   INCOME TAXES - (CONTINUED)
                                           March 2,   February 25,
     Continued                               1996         1995
                                         ------------  ----------
                                             (In thousands)
      Deferred tax liabilities:
       Current:
        Cash/accrual difference                 1,650    2,569
       Noncurrent:
        Property, plant and equipment           4,731    4,000
        Intangible assets                       5,886    1,122
        Other                                     295       74
                                              -------   ------
      Total deferred tax liability             12,562    7,765
                                              -------   ------
      Net deferred tax asset                  $10,783   $8,478
                                              =======   ======

      The net change in the valuation allowance for deferred taxes in the year ended March 2, 1996 is a decrease of $2,421,000. The Company reviewed the valuation allowance related to deferred tax assets and determined that it was more likely than not that a portion of this would be realized. Accordingly, at March 2, 1996, the valuation allowance relates primarily to tax benefits from restricted net operating loss carryforwards.

      A reconciliation of the differences between the Company's expense (benefit) for income taxes and taxes at the statutory rate for the fiscal years ended March 2, 1996, February 25, 1995 and February 28, 1994 is as follows:

                                                      1995      1994      1993
                                                    --------  --------  --------
                                                           (In thousands)
  Statutory federal income tax expense (benefit)    $ 5,296   $ 6,434   $(1,245)
  Adjustments:
   State income taxes, net of federal effect          1,253       665      (285)
   Merger costs                                       4,952                 599
   Amortization of goodwill                           1,404     1,784       363
   Other non-deductible items                           366
   Valuation allowance on tax loss carryforward      (2,247)   (2,636)    2,425
   Other                                                (72)      (83)       37
                                                    -------   -------   -------
       Income tax expense                           $10,952   $ 6,164   $ 1,894
                                                    =======   =======   =======


    10.   EMPLOYEE BENEFIT PLANS:

              Effective September 1, 1992, the Company implemented a retirement plan which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of the employee's salary and all full-time employees are eligible to participate in the plan after six months of service. For the years ended March 2, 1996, February 25, 1995 and February 28, 1994, the Company's matching contribution expense was $1,700,000, $1,597,000, and $92,000, respectively.

              CEA, the Company's 51% owned Australian subsidiary since May 1995, sponsors superannuation funds for its employees (similar to 401(k) plans in the United States). Total matching contributions by the Company for the year ended March 2, 1996 were approximately $980,000.

              Certain of the Delivery pooled companies have qualified defined contribution plans, which allow for voluntary pretax contributions by employees. Expenses related to these plans totaled $96,000, $192,000 and $171,000 during fiscal 1995, 1994 and 1993, respectively.

              Young has a retirement plan which allows employee contributions in accordance with Section 401(k). Young's matching contribution expenses were $106,000, $52,000 and $45,000 in fiscal 1995, 1994 and 1993, respectively.

              On August 29, 1994, the Company's shareholders approved the adoption of the 1994 Employee Stock Purchase Plan. A maximum of 750,000 shares of Common Stock may be purchased by eligible employees under the 1994 Employee Stock Purchase Plan. All full-time employees with six months service at the start of the annual offering period are eligible to participate at contribution levels ranging from 1% to 15% of compensation. Contributions are applied to purchase common stock at a price equal to the lower of the beginning of the year or end of the year market price, less a discount of up to 15%. Contributions to this plan during fiscal 1995 totaled approximately $679,000 and purchases under the plan totaled 32,800 shares, which were awarded but not issued until subsequent to March 2, 1996. There were no contributions to or stock purchases under the 1994 Employee Stock Purchase Plan during fiscal 1994 or fiscal 1993.


    11.   COMMON STOCK:

              As of March 2, 1996 and February 28, 1995 there were 69,088,000 and 56,463,400 common shares outstanding, respectively (after giving effect to the three-for-two stock split effected in the form of a stock dividend in June 1995, the conversion of preferred stock to common stock and the one-for-two reverse stock split in August 1994). This includes 8,499,605 shares of common stock held by OfficeMax, Inc. as of February 25, 1995. OfficeMax, Inc. purchased these shares from the Company and certain of its shareholders between October 1993 and September 1994 at prices ranging from $6.14 to $10.27 per share. Corporate Express purchased the shares held by OfficeMax, Inc. in September 1995.

              On September 15, 1995, the Company sold 16,324,528 primary shares in a follow-on public offering of its common stock, and selling shareholders sold 2,075,472 shares at a price of $24.00 per share. Of the $375,200,000 of net proceeds to the Company from the offering, $195,800,000 was used to pay for the prior purchase of the Company shares held by OfficeMax, Inc., the Company's largest shareholder, and $61,000,000 was used to repay existing indebtedness. The remaining proceeds were used to finance the Company's acquisitions and for general corporate purposes.

              On June 21, 1995, a 50% share dividend of approximately 14,050,000 shares of common stock was distributed to shareholders of record as of June 15, 1995.

              On March 30, 1995, a public offering of 6,770,625 shares of common stock was consummated at a price to the public of $16.68 per share. Of the shares offered, 3,000,000 shares were sold by the Company and 3,770,625 shares were sold by selling security holders, including 264,938 shares issued upon exercise of warrants purchased by the underwriters.

              On September 30, 1994, the Company consummated its initial public offering of 10,500,000 shares of common stock at a price of $10.67 per share. Selling shareholders sold an additional 2,437,500 shares of common stock in the initial public offering. In connection with this offering, the Company effected a one-for-two reverse stock split in

    August 1994 and converted all of its outstanding preferred stock to common stock on a two-for-one basis in September 1994.

              The Company has authorized 3,000,000 shares of Non-Voting Common Stock, par value $.0002 per share. No shares of the Non-Voting Common Stock are issued or outstanding at March 2, 1996. In addition, the Company has authorized 25,000,000 shares of Preferred Stock, par value $.0001 per share. No shares of Preferred Stock are issued or outstanding at March 2, 1996.

    Options:

              1992 Stock Option Plan. In February 1992, the Company adopted the Corporate Express, Inc. 1992 Stock Option Plan (the ''1992 Stock Option Plan''). The 1992 Stock Option Plan was approved by the Company's shareholders in May 1992 and amended in January 1994. Options were granted under the 1992 Stock Option Plan at the fair market value at the time of grant as determined by the Board of Directors or the Compensation Committee, based on recent stock transactions. Options granted under the 1992 Stock Option Plan typically vest in equal monthly installments over a five-year period, beginning on the month after the first anniversary of the grant date. The options generally expire on the seventh anniversary of the grant date. At March 2, 1996, 1,608,201 options were outstanding under the 1992 Stock Option Plan at prices ranging from $0.15 to $7.33 per share, 458,689 were exercisable and none were available for grant.

              Executive Plan. In June 1994, the Board of Directors adopted the 1994 Executive Stock Option Plan (the "Executive Plan") which permits the grant of stock options to the Company's executive officers. The Compensation Committee administers the plan and establishes the terms of the options granted, including the number of shares, the exercise price, vesting schedule and termination provisions. The particular terms of each grant are set forth in separate stock option agreements entered into between the Company and the executive officer. The maximum aggregate number of shares of common stock for which options may be granted under this plan originally was 2,250,000 and was increased (subject to shareholder approval) to 3,750,000 in August 1995, and no single executive officer may be granted options covering more than 750,000 shares of common stock in any calendar year. At March 2, 1996, 1,575,000 options were outstanding under the Executive Plan at a price of $8.00 per share, none were exercisable and 675,000 were available for future grant. The options outstanding at March 2, 1996 under the Executive Plan vest ten years from date of grant and expire in 2006. Vesting accelerates upon occurrence of certain conditions, including increases in the Company's stock price and changes in control of the Company.

              In addition to the above, the Company granted options with terms identical to those under the Executive Plan during fiscal 1995. A total of 1,350,000 options were granted to purchase common shares at $20.00 per share. The options expire in 2007. At March 2, 1996, none of these options were exercisable.

              1994 Stock Option Plan. The 1994 Stock Option and Incentive Plan (the "1994 Stock Option Plan") was adopted by the Board of Directors and approved by shareholders in August 1994. This plan replaces, for future grants, the 1992 Stock Option Plan. The 1994 Stock Option Plan permits the Company to grant incentive stock options and nonqualified stock options. The maximum aggregate number of shares of common stock which may be issued under the 1994 Stock Option Plan was 1,875,000 and was (subject to shareholder approval) increased to 6,375,000 in March 1996, plus an additional number of shares equal to the number of options granted under the 1992 Stock Option Plan that are terminated or forfeited. Options granted under the 1994 Stock Option Plan typically vest in equal monthly installments over a period of five years, beginning in the month after the first anniversary of the grant date. The options generally expire on the seventh anniversary of the grant date. Options and awards that expire, terminate or are cancelled or forfeited will again be available for grant or award under the plan. At March 2, 1996, 1,700,672 options were outstanding under the 1994 Stock Option Plan at prices ranging from $10.67 to $29.75 per share, 15,781 were exercisable and 417,957 were available for grant.

              In addition to the above, the Company granted options at the time of the Delivery merger with terms identical to those under the 1994 Stock Option Plan. A total of 2,099,100 options were granted to purchase common shares at $29.75 per share. At March 2, 1996, none of these options were exercisable.

              Non-Qualified Stock Options. Non-qualified options to purchase 50,250 shares of common stock were granted to certain employees on August 1, 1994. These options generally vest and expire on the same terms as the options granted under the 1992 Stock Option Plan. At March 2, 1996, 34,704 options were outstanding at a price of $7.33 per share and 4,593 were exercisable.

                           CORPORATE EXPRESS, INC.

11.   COMMON STOCK - (CONTINUED)

      Information regarding the Company's stock options under the various plans is summarized below:


                                            Shares     Option Price
                                          ----------  ---------------

      Outstanding at February 28, 1993      664,875   $ 0.15 - $ 2.67
       Granted                            1,292,730   $ 4.00 - $ 7.33
       Exercised                            (15,000)  $ 5.33
                                          ---------
      Outstanding at February 28, 1994    1,942,605   $ 0.15 - $ 7.33
       Granted                            2,717,625   $ 7.33 - $16.67
       Exercised                           (160,170)  $ 7.33 - $13.77
       Forfeited                           (189,750)  $ 2.67 - $ 7.33
                                          ---------
      Outstanding at February 25, 1995    4,310,310   $ 0.15 - $16.67
       Granted                            4,804,600   $15.83 - $29.75
       Exercised                           (546,171)  $ 0.15 - $12.92
       Forfeited                           (201,062)  $ 5.33 - $27.25
                                          ---------
      Outstanding at March 2, 1996        8,367,677   $ 0.15 - $29.75
                                          =========

      Delivery Plan. Delivery had a stock option plan which was approved by its shareholders in January 1994. On March 1, 1996, effective with the merger with Corporate Express, all Delivery options became vested and were exercisable into shares of common stock, as adjusted to reflect the exchange ratio as defined in the merger agreement. At March 2, 1996, 1,736,100 options to purchase Corporate Express common stock were outstanding under the former Delivery plan at prices ranging from $6.46 to $25.83, all were exercisable and none were available for future grant.

      Warrants:

      As of February 25, 1995, warrants to purchase 993,000 shares of the Company's common stock, had been issued with exercise prices of $.03 per share for 4,500 shares, $7.34 per share for 375,000 shares and $2.67 for the remaining 613,500 shares. As of March 2, 1996, warrants to purchase 654,800 shares of common stock were outstanding, with exercise prices of $7.34 per share for 375,000 shares and $2.67 per share for the remaining 279,800 shares. The warrants expire on various dates between December 31, 1996 and January 31, 1999.

      Outstanding warrants to purchase Delivery common stock are vested and exercisable into shares of Corporate Express common stock, effective with the merger with Corporate Express on March 1, 1996, at an exchange ratio as defined in the merger agreement. As of March 2, 1996, warrants to purchase 44,100 and 48,000 shares of Corporate Express common stock were outstanding at prices of $8.33 and $14.16 per share, respectively.


12.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The estimated fair value of the Company's financial instruments including cash and cash equivalents and debt approximates their carrying value at March 2, 1996 and February 25, 1995. The fair value of short and long-term debt was estimated using discounted cash flows at current interest rates.

                           CORPORATE EXPRESS, INC.

13.   NET INCOME (LOSS) PER SHARE:

      The February 28, 1994 net loss per share is calculated using the common stock and common stock equivalents outstanding as of February 28, 1994 as if this had been the capital structure throughout fiscal 1993 and at year end. This calculation gives retroactive effect to the one-for-two reverse stock split in August 1994, the conversion of preferred stock, which occurred automatically upon the consummation of the Company's initial public offering of common stock, as if such conversion had occurred as of February 28, 1994 and the 50% share dividend in June 1995. The information does not reflect net cash proceeds received or shares issued at the closing of the initial public offering.


14.   INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

      The Company's major operations consist of providing the distribution of products and services. The product distribution segment has operations in the United States, Australia, Canada and the United Kingdom. Currently, the largest operations in the international segment are in Australia. Services include same day delivery, distribution and logistics management and call center (i.e., inbound telemarketing).

      Revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization pertaining to the industries and geographic areas in which the Company operates are presented below.

                                                Corporate
                                                 Express      Product
                                              Consolidated  Distribution   Services
                                              ------------  ------------   --------

      Industry Segments: (In thousands)

      FISCAL YEAR ENDED MARCH 2, 1996:
      Net sales                                 $1,590,104  $1,247,640      $342,464
      Operating profit                              29,804(a)   20,384  (b)    9,420  (c)
      Identifiable assets                          910,523     788,065       122,458
      Capital expenditures                          51,765      40,110        11,655
      Depreciation and amortization                 26,844      18,323         8,521

      FISCAL YEAR ENDED FEBRUARY 25, 1995:
      Net sales                                 $  927,918  $  707,653      $220,265
      Operating profit                              33,640      22,498        11,142
      Identifiable assets                          568,161     491,414        76,747
      Capital expenditures                          16,078       8,933         7,145
      Depreciation and amortization                 15,740      11,356         4,384

      FISCAL YEAR ENDED FEBRUARY 28, 1994:
      Net sales                                 $  337,094  $  235,918      $101,176
      Operating profit                                 781        (503)        1,284
      Identifiable assets                          387,477     367,015        20,462
      Capital expenditures                           4,225       1,710         2,515
      Depreciation and amortization                  5,960       3,828         2,132

      (a) Operating profit including $42,790,000 in merger related and other nonrecurring charges.
      (b) Operating profit including $29,203,000 in merger related and other nonrecurring charges.
      (c) Operating profit including $13,587,000 in merger related and other nonrecurring charges.

                                                  Corporate
                                                   Express        Domestic        International
                                                Consolidated     Operations        Operations
                                                ------------     ----------       -------------
         Geographical Segments: (In thousands)

         FISCAL YEAR ENDED MARCH 2, 1996:
         Net sales                               $1,590,104       $1,423,808         $166,296
         Operating profit                            29,804(a)        24,180(a)         5,624
         Identifiable assets                        910,523          795,882          114,641
         Capital expenditures                        51,765           49,754            2,011
         Depreciation and amortization               26,844           24,859            1,985

         FISCAL YEAR ENDED FEBRUARY 25, 1995:

         Net sales                               $  927,918       $  926,224         $  1,694
         Operating profit                            33,640           33,626               14
         Identifiable assets                        568,161          564,750            3,411
         Capital expenditures                        16,078           16,073                5
         Depreciation and amortization               15,740           15,728               12

         FISCAL YEAR ENDED FEBRUARY 28, 1994:

         Net sales                               $  337,094       $  337,094         $    ---
         Operating profit                               781              781              ---
         Identifiable assets                        387,477          387,477              ---
         Capital expenditures                         4,225            4,225              ---
         Depreciation and amortization                5,960            5,960              ---

    (a) Operating profit including $42,790,000 in merger related and other nonrecurring charges.

    15.  SUBSEQUENT EVENTS:

              Subsequent to March 2, 1996, Corporate Express purchased 13 office product distributors, one delivery company and one software distributor, of which two were in New Zealand, two in the United Kingdom and eleven in the United States for a combined purchase price of approximately $126,629,000 and 24,000 shares of common stock. In addition, the Company acquired one delivery service company in Ottawa, Canada for 46,000 shares of common stock in a transaction accounted for as a pooling of interests.

              Corporate Express entered the New Zealand market by acquiring two companies that operate in six locations with two distribution centers, which will provide coverage for both major islands in the country. In the United Kingdom, Corporate Express expanded its operations in England by acquiring a company, based in the greater London area. The New Zealand and the United Kingdom companies were acquired through Corporate Express' majority owned subsidiaries.

              The computer software acquisition was consummated on May 15, 1996 when the Company acquired all of the outstanding capital stock of ASAP Software Express, Inc., a leading distributor of software to large corporations for a purchase price of approximately $98,000,000, subject to certain adjustments.

                            CORPORATE EXPRESS, INC.

    16.   QUARTERLY FINANCIAL DATA (UNAUDITED):(a)

                                                            First       Second      Third       Fourth
                                                           Quarter     Quarter     Quarter     Quarter
                                                           --------    --------    -------     --------
                                                               (In thousands, except per share data)
              FISCAL YEAR ENDED MARCH 2, 1996:
              Net sales                                    $330,394    $371,058    $420,185    $468,467
              Gross profit                                   86,808      96,135     111,681     116,273
              Income (loss) before extraordinary item         6,506       5,755      10,375     (19,892)
              Net income                                   $  6,506    $  5,755(b) $ 10,375(b) $(19,892)(c)
                                                           ========    ========    ========    ========
              Net income (loss) per common share before
               extraordinary item                          $    .10    $    .09    $    .14    $   (.29)
                                                           ========    ========    ========    ========
              Net income per common share                  $    .10    $    .09    $    .14    $   (.29)
                                                           ========    ========    ========    ========
              FISCAL YEAR ENDED FEBRUARY 25, 1995:
              Net sales                                    $187,714    $224,380    $244,557    $271,267
              Gross profit                                   47,819      59,116      65,453      73,568
              Income before extraordinary item                1,789       1,573       3,698       5,089
              Net income                                   $  1,789    $  2,159    $  3,698    $  5,089
                                                           ========    ========    ========    ========
              Net income per common share before
               extraordinary item                          $    .04    $    .04    $    .07    $    .09
                                                           ========    ========    ========    ========
              Net income per common share                  $    .04    $    .05    $    .07    $    .09
                                                           ========    ========    ========    ========

_________

    (a) Quarterly amounts have been restated to include the accounts and operations of Delivery and Young.
    (b) Amounts for the second and third quarters of the fiscal year ended March 2, 1996 have been revised. The Company reviewed certain costs in accordance with its established policies for accounting for acquisitions. As a result of the review, the Company has reclassified certain costs to either cost of sales or warehouse operating and selling expenses from purchase accounting accruals. Such classification of these costs is consistent with recently issued interpretations of accounting literature applicable to accounting for business combinations. These adjustments reduced net income by $872,000 and $1,257,000 in the second and third quarter, respectively.
    (c) In the fourth quarter of fiscal 1995, the Company recognized pretax charges of $42.8 million related to merger and other nonrecurring items.


    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      No change of accountants or disagreements on any matter of accounting principals or financial statement disclosures have occurred within the last two years.

                            CORPORATE EXPRESS, INC.

                                    PART III

      The information called for by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders, presently scheduled to be held on July 18, 1996, which will be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year.

                                    PART IV


    ITEM  14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements of the Company and its Consolidated Subsidiaries

              Report of Independent Accountants
              Report of Independent Public Accountants
              Consolidated Balance Sheets as of March 2, 1996 and February 25, 1995
              Consolidated Statements of Operations for the fiscal years ended March 2, 1996, February 25, 1995, and February 28, 1994. Consolidated Statements of Shareholders' Equity for the fiscal years ended March 2, 1996, February 25, 1995, and February 28, 1994.
              Consolidated Statements of Cash Flows for the fiscal years ended March 2, 1996, February 25, 1995, and February 28, 1994.
              Notes to Consolidated Financial Statements

        2.  Financial Statement Schedules

            II. Valuation and Qualifying Accounts

        3.  Exhibits

            The following exhibits are incorporated in this report by reference or included and submitted with this report, as indicated. Except as otherwise noted, the exhibit has previously been filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 33-81924 (the "Registration Statement"), and is incorporated herein by reference.

            Exhibit
            Number      Description
            ------      -----------

             3.1 Articles of Amendment and Restatement of the Articles of Incorporation of Corporate Express, Inc., a Colorado corporation (the "Company"), filed on September
                        30, 1994.

             3.2        Amended and Restated By-Laws of the Company.

             4.1        Specimen Common Stock Certificate of the Company.

             4.2        Form of Warrant Agreement.

             4.3 Credit Agreement, dated as of February 28, 1994 by and among the Company, various Financial Institutions, Sanwa Business Credit Corporation and Continental Bank N.A., as amended (the "Senior Credit Facility").

             4.4 Indenture dated as of February 28, 1994 by and among the Company, and the Guarantors named therein and First Trust National Association for the $100,000,000 9 1/8% Senior Subordinated Notes.

             Exhibit
             Number     Description
             ------     -----------

              4.5 Note Purchase Agreement dated February 22, 1994 by and among the Company, McQuiddy Holdings Inc., McQuiddy Office Designers, Inc., New Jersey Office Supply Inc., Ross-Martin Company Inc., Scott Rice Company Inc., Schwabacher/Frey, Inc., Bayless Stationers, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Alex. Brown & Sons Incorporated.

              4.6 Recapitalization Agreement dated December 3, 1991, by and between the Company, J.P. Morgan Investment Corporation ("J.P. Morgan") and Shareholders.

              4.7 Recapitalization Agreement dated August 29, 1992 by and among the Company, J.P. Morgan and certain shareholders.

             *4.8 First Amendment to the Senior Credit Facility, dated as of May 10, 1996 by and among the Company and Bank of America, Illinois.

             10.1 Employment Agreement (Restated) dated as of January 1, 1992, by and between the Company and Jirka Rysavy, as amended.

             10.2 Employment Agreement dated as of August 25, 1993, by and between the Company and Robert King, as amended effective July 15, 1994.

             10.3 Stock Purchase Agreement dated September 26, 1993, by and among the Company, Synergom, Inc. and OfficeMax, Inc., as amended.

             10.4 Agreement and Plan of Merger, dated May 3, 1993, by and among Lindsay's Business Supplies and Furniture, Inc. ("Lindsay's"), the shareholders of Lindsay's and the Company, as amended on May 6, 1993.

             10.5 Stock Purchase Agreement dated November 19, 1993 by and among HM Holdings, Inc., SFB Stationers Holdings, Inc. and the Company, as amended on December 16, 1993 and February 24, 1994.

             10.6 Agreement and Plan of Merger, dated November 30, 1993, by and among Lucas Bros., Inc. ("Lucas"), the Shareholders of Lucas and the Company.

             10.7 Amended and Restated 1992 Stock Option Plan, Form of Non-qualified Stock Option Agreement and Form of Incentive Stock Option Agreement.

             10.8       1994 Executive Stock Option Plan.


             10.9 Form of Indemnification Agreement between the Company and its officers and directors.

             10.10      1994 Stock Option and Incentive Plan.

             10.11      1994 Employee Stock Purchase Plan.

            Exhibit
            Number     Description
            ------     -----------

            10.12 Stock Purchase Agreement among Siekert & Baum, Inc., Richard Buckley, Peter Reiland, other Reiland family members and related trusts, and the Company, dated as of January 13, 1995 (incorporated by reference to the Company's Form 8-K filed on January 30, 1995, as amended by the Company's Form 8-K/A filed on February 9, 1995).

            10.13 Asset Purchase Agreement between Joyce International, Inc. and the Company, dated as of January 9, 1995 (incorporated by reference to the Company's Form 8-K filed on January 30, 1995 as amended by the Company's Form 8-K/A filed on February 9, 1995).

            10.14 Letter Agreements dated as of December 19, 1994 and February 3, 1995 amending the Senior Credit Facility (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-90106).

            10.15 Employment Agreement dated as of July 31, 1995 by and between the Company and Sam Leno (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-95902).

            10.16 Agreement among the Company, Synergom, Inc. and OfficeMax, Inc. dated as of August 25, 1995 (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-95902).

            10.17 Agreement and Plan of Merger dated as of January 6, 1996 among the Company, Delivery Systems, Inc. and DSU Acquisition Corp., as amended (incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-288).

            10.18 Agreement and Plan of Merger dated as of February 8, 1996 by and among the Company, CEX Acquisition Corp., Young, Richard Young, HCC Investments, Inc., Juliet Challenger, Inc. and Wilmington Securities, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-288).

            10.19 Stock purchase agreement dated April 22, 1996 by and among the Company, ASAP Software Express, Inc. and the shareholders of ASAP Software Express, Inc. (incorported by reference to the Company's Form 8-K dated May 15,
                       1996).

            *11.1      Statement regarding Computation of Net Income (Loss) Per
                       Share.

            *21.1      List of Subsidiaries.

            *23.1      Consent of Coopers & Lybrand L.L.P.

            *23.2      Consent of Arthur Andersen LLP
            __________________
            *Filed herewith.

    (b)     Reports on Form 8-K
            -------------------

            Form 8-K filed on January 6, 1996.

            Form 8K-A filed on December 21, 1995 amending 8-K filed on October 26, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CORPORATE EXPRESS, INC.

                                    SAM R. LENO

                                    By: Sam R. Leno

              Title: Executive Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                             Date

    JIRKA RYSAVY        Chairman of the Board and Chief Executive         June 12, 1996
    Jirka Rysavy        Officer (Principal Executive officer)


    ROBERT L. KING      President Chief Operating Officer                 June 12, 1996
    Robert L. King


    GARY M. JACOBS      Executive Vice President and Secretary            June 12, 1996
    Gary M. Jacobs

    SAM R. LENO         Executive Vice President and Chief Financial      June 12, 1996
    Sam R. Leno         Officer (Principal Financial Officer)

    JOANNE C. FARVER    Vice President, Controller                        June 12, 1996
    Joanne C. Farver    (Principal Accounting Officer)

    CLAYTON TRIER       Director                                          June 12, 1996
    Clayton Trier

    JANET A. HICKEY     Director                                          June 12, 1996
    Janet A. Hickey


SCHEDULE II - VALUATION  AND QUALIFYING ACCOUNTS

YEARS ENDED FEBRUARY 28, 1994, FEBRUARY 25, 1995 AND THE PERIOD ENDED MARCH 2, 1996 (A)
(In Thousands)

                                        Balance at   Charged to      Charged to                         Balance at
                                        beginning    costs and        other                                 end
                                        of period    expenses        accounts          Deductions       of period
                                        ----------   --------        --------          ----------       ----------
Allowance for Doubtful Accounts:
  Year ended February 28, 1994          $  1,638     $    313       $ 2,319   (B)      $   (763)       $ 3,507
  Year ended February 25, 1995             3,507        1,475         1,050   (B)          (852)         5,180
  Period ended March 2, 1996               5,180        2,637         1,439   (B)        (3,876)         5,380

Inventory Reserve:
  Year ended February 28, 1994          $    482     $    197       $    -             $   (244)       $   435
  Year ended Feburary 25, 1995               435        1,646           330   (C)          (404)         2,007
  Period ended March 2, 1996               2,007          284            -                    -          2,291

Discontinued Operations Reserve:
  Year ended February 28, 1994          $  2,733     $     -        $    -             $ (1,595)       $ 1,138
  Year ended February 25, 1995             1,138           -             -                 (697)           441
  Period ended March 2, 1996                 441           -             -                 (222)           219

Valuation Allowance for Deferred
 Tax Assets:
  Year ended February 28, 1994          $  4,761     $  2,425       $(2,041)           $     -         $ 5,145
  Year ended February 25, 1995             5,145       (2,636)        2,345                  -           4,854
  Period ended March 2, 1996               4,854       (2,247)         (174)                 -           2,433
 ------------------

(A) The period ended March 2, 1996 includes the twelve months ended March 2, 1996 for Corporate Express, Inc. the fourteen months ended March 2, 1996 for Delivery and the seventeen months ended March 2, 1996 for Young as each company had different fiscal year ends.

(B)  Represents additional allowances as a result of the purchase acquisitions.

(C)  Represents inventory reserve for Lucas pooling.