Form 10-K/A
period 1995-12-31
CORPORATE EXPRESS INC
filed 1996-07-10
CIK 878130

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                       OR
         [___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]   No [___]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [___]

    The aggregate market value of the voting stock held by non-affiliates of the registrant at May 31, 1996 was $2,479,788,444.

    The number of shares outstanding of the registrant's Common Stock as of May 31, 1996 was 68,982,951.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are:

    NAME                           AGE                  POSITION
    ----                           ---                  --------
Jirka Rysavy......................  42 Chief Executive Officer and Director
Robert L. King....................  45 President and Chief Operating Officer and Director
Gary M. Jacobs....................  49 Executive Vice President and Secretary
Sam R. Leno.......................  50 Executive Vice President and Chief
                                        Financial Officer
Clayton K. Trier..................  44 Chief Executive Officer, U.S. Delivery and Director
Joanne C. Farver..................  41 Vice President--Controller
Gary W. Grant.....................  44 President--Chief Operating Officer, U.S.
                                        Delivery
Janet A. Hickey...................  51 Director
Mo Siegel.........................  45 Director

  Mr. Rysavy has been Chairman of the Board and Chief Executive Officer since 1986. In addition to founding the Company's business in 1986, Mr. Rysavy has been responsible for strategic vision and direction and initiating the Company's acquisitions. Mr. Rysavy immigrated to the United States in 1984 and became a U.S. citizen in July 1989.

  Mr. King joined the Company in August 1993 as President, Chief Operating Officer and a director. During the previous ten years, Mr. King held various executive positions with Foxmeyer Corporation, a distributor of pharmaceuticals and healthcare products, serving as its President and Chief Executive Officer from 1989 to 1993. Prior to 1983, Mr. King served as Executive Vice President of Narco Drug Co. and Vice President of computer services for Fox-Vliet Drug Co. and serves as a director of Investment Technology Group, Inc.

  Mr. Jacobs joined the Company in November 1992 as Executive Vice President and Chief Financial Officer, and currently serves as Executive Vice President and Secretary of the Company. Mr. Jacobs previously served as a director of the Company from August 1988 through September 1990. From 1990 to 1992, Mr. Jacobs served as the Chief Executive Officer of Boulder Retail Finance Corporation, an investment firm controlled by Mr. Jacobs. From 1978 through mid-1990, he served as Executive Vice President of Capital Associates, Inc., an equipment leasing company. Mr. Jacobs also served as director of Capital Associates, Inc. from 1978 to 1991 and from 1994 to date. Prior to joining Capital Associates, Inc., Mr. Jacobs served as a director of finance for Storage Technology Corporation, a public company which manufactures computer peripheral devices.

  Mr. Leno joined the Company as Executive Vice President and Chief Financial Officer in July 1995. From July 1994 until July 1995, Mr. Leno was the Chief Financial Officer of Coram Healthcare. Prior thereto, for 23 years, Mr. Leno served in various management positions with Baxter International, a manufacturing and multinational distribution company, including Vice President of Finance and Information Technology.

  Mr. Trier has been a director of the Company since the merger between the Company and U.S. Delivery Systems, Inc. ("U.S. Delivery") in March 1996. Mr. Trier was Chairman of the Board and Chief Executive Officer of U.S. Delivery since its founding in November 1993. From 1991 until joining U.S. Delivery, Mr. Trier was President of Trier & Partners, Inc., a consulting firm. From 1987 through 1990, Mr. Trier served as President and Co-Chief Executive Officer and Chief Financial Officer of Allwaste, Inc., a national environmental services company listed on the New York Stock Exchange. From 1974 to 1987, Mr. Trier was at Arthur Andersen & Co. SC and was a partner at the firm from 1983 to 1987.

  Ms. Farver joined the Company in August 1988 and has served as Vice President--Controller of the Company since November 1991. Ms. Farver also served as a director of the Company from July 1991 to February 1992 and as Secretary of the Company from June 1990 to November 1991. Ms. Farver joined Commercial Office Products as Controller in August 1985. From 1982 to 1985, Ms. Farver held various financial management positions with NBI, Inc., a computer company and the parent company of Commercial Office Products. Prior to 1982, Ms. Farver spent three years as a Certified Public Accountant with Touche Ross & Company.

  Mr. Grant joined U.S. Delivery in March 1994 as Senior Vice President--Chief Operating Officer and currently serves as President--Chief Operating Officer of U.S. Delivery. Mr. Grant has 18 years experience in the same-day local delivery industry. Mr. Grant was a founder of ViaNet, Inc. (one of U.S. Delivery's founding companies) and served as its President from 1986 to 1994. From 1977 to 1986, Mr. Grant was President and co-founder of several different delivery and transportation companies that were predecessors to ViaNet.

  Ms. Hickey has served as a director of the Company since December 1991. Ms. Hickey is a general partner of several limited partnerships comprising, in part, The Sprout Group, and is a divisional Senior Vice President of DLJ Capital Corporation. The Sprout Group is a division of DLJ Capital Corporation. DLJ Capital Corporation and Donaldson, Lufkin & Jenrette Securities Corporation are each wholly owned subsidiaries of Donaldson, Lufkin & Jenrette, Inc. Prior to joining The Sprout Group in 1985, Ms. Hickey was with the General Electric Company for fifteen years in a variety of positions, most recently as Vice President--Venture Investments of the General Electric Investment Corporation and as a Trustee of the General Electric Pension Trust. Ms. Hickey serves as a director of Loehmann's Holdings, Inc. and Champion Healthcare, Inc., as well as several private companies.

  Mr. Siegel has been a director of the Company since June 1996. Mr. Siegel has served as Chairman and Chief Executive Officer of Celestial Seasonings, Inc. ("Celestial") since 1991 and as a director of Celestial since 1988. Mr. Siegel founded Celestial, the largest manufacturer and marketer of herb teas in the United States, in 1970, and was President and Chairman of the Board until 1986. Prior to founding Celestial, Mr. Siegel was involved in private investments and not-for-profit activities and, from 1990 until 1991, was a founder and Chief Executive Officer of Earth Wise, Inc., a marketer of environmentally friendly cleaning products and trash bags.

Compliance With Section 16(a) Of The Exchange Act

  Section 16(a) of the Exchange Act requires the Company's directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of the Company's equity securities ("10% Holders") to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% Holders are required by SEC regulations to furnish the Company with copies of all of the
Section 16(a) reports they file. Based solely upon a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during fiscal 1995 its directors, officers and 10% Holders complied with all filing requirements under
Section 16(a) of the Exchange Act, with the exception of Clayton Trier, Sam Humphreys and Gary Grant, each of whom had one late filing, each reporting one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

  Summary Compensation Table. The following table sets forth individual compensation (cash and non-cash, plan and non-plan) paid to the Chief Executive Officer and to certain other executive officers of the Company (the "Named Executive Officers") for all services rendered in all capacities to the Company and its subsidiaries for fiscal 1993, fiscal 1994 and fiscal 1995:

                                   ANNUAL                    LONG-TERM
                              COMPENSATION(1)              COMPENSATION
                           ------------------------- ---------------------------
                                                     NUMBER OF      ALL OTHER
NAME AND POSITION          YEAR  SALARY     BONUS(2)  OPTIONS    COMPENSATION(3)
- -----------------          ---- --------    -------- ---------   ---------------
Jirka Rysavy.............  1995 $256,732         --   525,000
 Chairman of the Board     1994  212,630    $141,900  750,000        12,813
 and Chief                 1993  196,574      10,000  375,000(4)     13,142
 Executive Officer
Robert L. King...........  1995  235,775         --   375,000        37,448
 President and Chief       1994  194,498    $132,000  525,000           --
 Operating Officer         1993   86,955(5)      --   450,000           --
Gary M. Jacobs...........  1995 $217,452         --   225,000
 Executive Vice President  1994  177,776     $92,500  300,000           --
 and Secretary             1993  146,714      10,000   56,250         5,552
Sam Leno.................  1995 $274,231(6)      --   450,000           --
 Executive Vice President
 and Chief Financial
 Officer
Clayton Trier............  1995 $151,769(7)      --   190,000           --
 Chief Executive Officer,
 U.S. Delivery

- --------
(1) With respect to each of the Named Executive Officers, the aggregate amount of perquisites and other personal benefits, securities or property received was less than either $50,000 or 10% of the total annual salary reported.
(2) Bonuses for fiscal 1995 have not yet been determined.
(3) All other compensation includes taxable relocation, temporary housing and other executive benefits.
(4) Represents warrants issued to Mr. Rysavy.
(5) This amount represents Mr. King's salary from August 1993, when he joined the Company, through the end of fiscal 1993.
(6) This amount represents Mr. Leno's salary from July 1995, when he joined the Company, through the end of fiscal 1995.
(7) This amount represents Mr. Trier's salary paid by U.S. Delivery during fiscal 1995. Mr. Trier joined the Company following the merger with U.S. Delivery on March 1, 1996.

  During August 1995, the annual base salary for Mr. Jacobs was increased to $225,000. Effective August 14, 1995, the annual base salaries for Messrs. Rysavy and King were increased to $275,000 and $250,000, respectively.

  Stock Options Granted. The following table sets forth information concerning individual grants of stock options made by the Company during fiscal 1995 to each of the Named Executive Officers:

                                                                            POTENTIAL REALIZABLE
                                                                              VALUE AT ASSUMED
                                                                                ANNUAL RATES
                                       PERCENT OF                              OF STOCK PRICE
                                      TOTAL OPTIONS                           APPRECIATION FOR
                           NUMBER      GRANTED TO    EXERCISE                 OPTION TERMS(1)
                         OF OPTIONS   EMPLOYEES IN     PRICE    EXPIRATION ----------------------
    NAME                  GRANTED      FISCAL 1995  (PER SHARE)    DATE        5%         10%
    ----                 ----------   ------------- ----------- ---------- ---------- -----------
Jirka Rysavy............  525,000(2)         8%       $20.00     06/30/07  $8,358,000 $22,454,250
Robert L. King..........  375,000(2)         6%       $20.00     06/30/07   5,970,000  16,038,750
Gary M. Jacobs..........  225,000(2)         3%       $20.00     06/30/07   3,582,000   9,623,250
Sam Leno................  225,000(2)         3%       $20.00     06/30/07   3,582,000   9,623,250
                          225,000(3)         3%       $20.00     08/29/02   1,831,500   4,268,250
Clayton Trier...........  190,000(3)         3%       $29.75     03/01/06   3,554,900   9,007,900

- --------
(1) The 5% and 10% assumed annual rates of compound stock price appreciation over the term of the options are computed in accordance with rules and regulations of the Securities and Exchange Commission and do not represent the Company's estimate of stock price appreciation or a projection by the Company of future stock prices.
(2) These options vest on June 30, 2005, which vesting accelerates if (a) a change of control (as defined in the option agreements) occurs at any time (with greater acceleration if a change of control occurs at or prior to June 30, 1998) at a stock price per share greater than $43.33 or (b) the average closing price for Common Stock on the Nasdaq National Market for 90 consecutive trading days equals or exceeds $33.33 to $43.33 per share, provided that acceleration based upon the closing price may not occur before June 30, 1997. These options expire on June 30, 2007 unless sooner terminated under the terms of the option agreements.
(3) The options vest in equal monthly installments over a period of five years, beginning on the month after the first anniversary of the grant date. These options expire on the earliest to occur of (a) the seventh anniversary (in the case of Mr. Leno's options) and the tenth anniversary (in the case of Mr. Trier's options) of the grant date or (b) a breach by the optionee of the confidentiality and noncompetition agreement executed by the optionee, unless sooner terminated under the terms of the option agreements.

  Option Exercises and Option Values. The following table sets forth information concerning stock options exercised by each of the Named Executive Officers during fiscal 1995 and the number of unexercised options and warrants held by such persons at the end of fiscal 1995 and the value thereof:

                                                                                       VALUE OF UNEXERCISED
                                                        NUMBER OF UNEXERCISED         "IN-THE-MONEY" OPTIONS
                            NUMBER OF                OPTIONS AT FISCAL YEAR END        AT FISCAL YEAR END(2)
                         SHARES ACQUIRED    VALUE    -----------------------------   -------------------------
    NAME                   ON EXERCISE   REALIZED(L) EXERCISABLE    UNEXERCISABLE    EXERCISABLE UNEXERCISABLE
    ----                 --------------- ----------- -----------    --------------   ----------- -------------
Jirka Rysavy............         --             --          375,000        1,275,000 $8,782,500   $22,706,250
Robert L. King..........         --             --          225,000        1,125,000 $5,719,500   $21,694,500
Gary M. Jacobs..........     122,500     $3,093,565          91,484          592,266 $2,500,000   $10,993,945
Sam Leno................         --             --              -0-          450,000        -0-   $ 4,837,500
Clayton Trier...........         --             --          196,952          190,000 $4,548,344   $   190,000

- --------
(1) The value realized represents the difference between the fair market value on the date of exercise and the exercise price, multiplied by the applicable number of options.
(2) Options or warrants are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the option or warrant. The amounts set forth represent the difference between $30.75 per share, the fair market value of the Company's Common Stock issuable upon exercise of options or warrants at March 2, 1996, and the exercise price of the option or warrant, multiplied by the applicable number of options or warrants.

Employment Contracts

  Mr. King has an employment agreement with the Company pursuant to which he serves as President and Chief Operating Officer, which agreement expires on August 31, 1997. In addition to his base salary, Mr. King is entitled to participate in all benefit and incentive plans available to executive officers and to receive a bonus of up to 100% of his base salary if the Company achieves certain financial performance targets. Mr. King was also granted options to purchase 450,000 shares of Common Stock at $5.33 per share, which options vest in four equal annual installments beginning on September 1, 1994. If the employment agreement is terminated other than for cause by the Company, upon the death or disability of Mr. King or voluntarily by Mr. King following a breach of the agreement by the Company, Mr. King will be entitled to receive salary, bonus and benefits for twelve months following termination and one-third of any unvested stock options granted to Mr. King will become exercisable.

  Mr. Leno has an employment agreement with the Company, pursuant to which he serves as Executive Vice President and Chief Financial Officer, which expires on July 31, 1999. In addition to his base salary, Mr. Leno is entitled to participate in all benefit and incentive plans available to executive officers and to receive a bonus of up to 100% of his base salary if the Company achieves certain financial performance targets. See "--Other Benefit Plans-- Incentive Plans." Mr. Leno also received options to purchase 225,000 shares of Common Stock at the market price per share as of the grant date, which options vest in four equal annual installments beginning on August 1, 1996. Mr. Leno was granted options to purchase an additional 225,000 shares of Common Stock under the Executive Plan. If the employment agreement is terminated other than for cause by the Company, upon the death or disability of Mr. Leno or voluntarily by Mr. Leno following a breach of the agreement by the Company, Mr. Leno will be entitled to receive salary, bonus and benefits for twelve months following termination.

  Mr. Jacobs has an employment agreement with the Company pursuant to which he serves as Executive Vice President. The employment agreement expires on November 10, 1996. In addition to his base salary, Mr. Jacobs is entitled to participate in all benefit and incentive plans available to executive officers and to receive a bonus of up to 100% of his base salary if the Company achieves certain financial performance targets. If the agreement is terminated by the Company other than for cause or upon the death or disability of Mr. Jacobs or voluntarily by Mr. Jacobs, Mr. Jacobs is entitled to receive salary and benefits for six months following termination.

  Mr. Trier has an employment agreement pursuant to which he serves as Chief Executive Officer of U.S. Delivery. The agreement provides for an annual salary of $150,000, subject to board review, incentive bonuses and stock options, as well as certain other benefits. The agreement provides for certain severance payments under certain circumstances, including upon a change in control (as defined in the employment agreement).

Director Compensation

  Directors do not currently receive any fees for serving on the Board or any committee of the Board, but are reimbursed for their reasonable expenses of attending meetings. Non-employee directors may receive compensation in the future and will receive stock option grants under the Director's Plan if it is approved by shareholders at the Annual Meeting.

Compensation Committee Interlocks And Insider Participation

  The Board established a Compensation Committee on August 24, 1993. During fiscal 1995, the Compensation Committee was comprised of Ms. Hickey and Messrs. Patrick and Feuer (for part of the year). None of the executive officers of the Company currently serves on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions. Members of the Compensation Committee, or their affiliates, have entered into the following transactions with the Company.

  In connection with the several rounds of private equity financing of the Company in December 1991, J.P. Morgan Investment Corporation ("J.P. Morgan") purchased approximately 2,698,704 shares of Common Stock (some of which were originally issued as preferred stock) for an aggregate purchase price of $8,427,252. J.P. Morgan sold 148,069 shares of Common Stock in the Company's initial public offering in September 1994 and 330,000 shares of Common Stock in the Company's subsequent public offering in March 1995. The Company, J.P. Morgan and certain other designated shareholders are parties to Recapitalization Agreements dated as of December 3, 1991 and August 29, 1992, pursuant to which J.P. Morgan, or any transferee of J.P. Morgan, may exchange its voting shares of the Company's capital stock for nonvoting shares of the same number and class. Mr. Patrick is an officer of J.P. Morgan.

  In connection with the several rounds of private equity financing of the Company, certain entities comprising The Sprout Group purchased an aggregate of 5,697,197 shares of Common Stock (some of which were originally issued as preferred stock) for an aggregate purchase price of $16,397,293. Some of these shares have subsequently been transferred to other entities within The Sprout Group or sold. Ms. Hickey is a general partner of several limited partnerships comprising, in part, The Sprout Group, and is a divisional Senior Vice President of DLJ Capital Corporation. The Sprout Group is a division of DLJ Capital Corporation. DLJ Capital Corporation and DLJ Securities Corporation are each wholly-owned subsidiaries of Donaldson, Lufkin & Jenrette, Inc. DLJ Securities Corporation was one of the Underwriters for the Company's initial public offering. Sprout VI, Sprout Growth and DLJ Venture Capital Fund II, L.P. are each limited partnerships associated with The Sprout Group and DLJ Capital Management, a wholly-owned subsidiary of DLJ Capital Corporation, submanages ML Venture's and Merrill Lynch Venture Capital Inc.'s investments in the Company (collectively with certain other entities, the "DLJ Affiliates"). As of the date hereof, the DLJ Affiliates collectively owned approximately 2.5% of the issued and outstanding Common Stock of the Company. DLJ Securities Corporation performed investment banking and financial advisory services on behalf of the Company in connection with the offering of the Company's 9 1/8% Senior Subordinated Notes due 2004, the private equity financing in January 1994, the Company's initial public offering, and the Company's subsequent public offerings, for which it received customary fees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of May 31, 1996, certain information with respect to the beneficial ownership of Common Stock, for (i) each person (or group of affiliated persons) who, insofar as the Company has been able to ascertain, beneficially owned more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director and named executive officer, and
(iii) all current directors and named executive officers as a group.

      NAME                                                               NUMBER(1) PERCENT
      ----                                                               --------- -------
Putnam Investments.....................................................  5,552,538   8.0
Jirka Rysavy(2)........................................................  2,728,676   3.9
DLJ Affiliates(3)......................................................  1,735,727   2.5
Robert L. King(4)......................................................    768,853   1.1
Gary M. Jacobs(5)......................................................    666,972     *
Sam Leno...............................................................        -0-     *
Janet A. Hickey(6).....................................................  1,747,405   2.5
Clayton K. Trier(7)....................................................    490,433     *
Mo Siegel..............................................................        -0-     *
All directors and named executive officers as a group (7 persons)......  6,402,339   8.9

- --------
* Less than 1.0%.
(1) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by that person (but not those held by any other person) and are exercisable within 60 days have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(2) Includes: (a) 898,676 shares of Common Stock owned by Synergom, Inc., a Colorado corporation of which Mr. Rysavy is the sole shareholder; (b) 450,000 shares of Common Stock owned by Transecon, Inc., a Colorado corporation of which Mr. Rysavy is the sole shareholder; (c) 75,000 shares owned by Polly Source, Inc., a Colorado corporation of which Mr. Rysavy is the sole shareholder; (d) warrants to purchase 375,000 shares of Common Stock for $7.33 per share which expire on January 31, 1999; and (e) options to purchase 750,000 shares of Common Stock for $8.00 per share which expire on June 13, 2006.
(3) Includes: (a) 693,857 shares of Common Stock owned by Sprout Capital VI, L.P.; (b) 501,236 shares of Common Stock owned by Sprout Growth II, L.P.;
    (c) 256,087 shares of Common Stock owned by DLJ Capital Corporation; (d) 30,970 shares of Common Stock owned by DLJ Venture Capital Fund II, L.P. (collectively, the Sprout Entities ); (e) 14,074 shares of Common Stock held by DLJ First ESC L.L.C., an employee securities corporation of which DLJ LBO Plans Management Corporation, an affiliate of DLJ Securities Corporation, is the manager and has voting and dispositive power; (f) 239,503 shares of Common Stock owned by ML Venture Partners II, L.P. All shares held by the Sprout Entities have been deposited in a voting trust (the "Voting Trust") under the control of an independent voting trustee, Bank of New York, as successor Trustee (the "Trustee"). The address of the Trustee is 101 Barclay Street, 21st Floor, New York, New York 10286. The Trustee will have the sole power and discretion to act as, and to exercise the voting rights and powers of, a shareholder with respect to the shares of Common Stock held by the Trustee, except that the Sprout Entities will retain investment power with respect to the shares held by the Trustee and will be entitled to receive their proportionate dividends, distributions and payments in respect of the shares of Common Stock held by the Trustee, if and when the same are paid by the Company. Shares of Common Stock issued as a dividend, distribution or other payment on the shares held by the Trustee will also be subject to the Voting Trust. Does not include shares of Common Stock held by employees of DLJ Securities Corporation and its affiliates. DLJ Securities Corporation and its affiliates disclaim beneficial ownership of all shares held directly or indirectly by its employees.
(4) Includes options to purchase 750,000 shares of Common Stock which are exercisable at prices ranging from $5.33 to $8.00 per share which expire between September 1, 2000 and June 13, 2006.
(5) Includes: (a) warrants to purchase 75,000 shares of Common Stock for $2.67 per share which expire on February 28, 1998; and (b) options to purchase 323,672 shares of Common Stock which are exercisable at prices ranging from $0.67 to $8.00 per share and expire between November 16, 1999 and June 13, 2006.
(6) Includes shares of Common Stock owned by the Sprout Entities which have been deposited in the Voting Trust (see note 3). Ms. Hickey is a director of the Company and a general partner of several limited partnerships comprising, in part, The Sprout Group. Ms. Hickey shares voting and investment power with respect to the shares owned by The Sprout Group and may be deemed to be the beneficial owner of such shares. Ms. Hickey disclaims beneficial ownership as to all of the shares deposited in the Voting Trust. Does not include shares of Common Stock held by employees of DLJ Securities Corporation and its affiliates. DLJ Securities Corporation and its affiliates disclaim beneficial ownership of all shares held directly or indirectly by its employees.
(7) Includes options to purchase 196,952 shares of Common Stock which are exercisable at prices ranging from $6.46 to $8.33 per share and expire between March 17, 2000 and November 23, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In addition to transactions described in "Item 11 - Executive Compensation - Compensation Committee Interlocks and Insider Participation," the Company is party to the following transactions with its executive officers, directors and principal shareholders.

  On October 23, 1993, OfficeMax, Inc. acquired 3,825,000 shares of Common Stock for $23.5 million. Of these shares 3,750,000 were issued by the Company and 75,000 were sold by Synergom, Inc., a corporation which is wholly owned by Mr. Rysavy, the Company's Chairman of the Board and Chief Executive Officer. On September 11, 1995, the Company purchased all of the shares of Common Stock held by OfficeMax, Inc. Upon such purchase, Michael Feuer, OfficeMax's designee to the Company's board of directors, resigned as a director.

                                   SIGNATURES

    Pursuant to the requirements of Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        Corporate Express, Inc.
                                        (Registrant)


Date:    July 10, 1996                By:   /s/ Joanne C. Farver
        ----------------------             -----------------------------------
                                             Joanne C. Farver
                                             Vice President - Controller