Form 10-Q
period 1996-06-01
CORPORATE EXPRESS INC
filed 1996-07-16
CIK 878130

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 1, 1996

                                       OR

             ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM          TO
                                              --------    -------

                        Commission File No.    0-24642
                                            --------------


                             CORPORATE EXPRESS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                      84-0978360
- -------------------------------                    --------------------
(State of incorporation or                          (I.R.S. Employer
organization)                                       Identification No.)


325 Interlocken Parkway
 Broomfield, Colorado                                     80021
- ------------------------                                 -------
(Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code:  (303) 373-2800


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X         No
                             ----------       ---------


          The number of shares of the registrant's common stock, par value $.0002 per share, outstanding as of July 8, 1996 was 69,201,496.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements



                            CORPORATE EXPRESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

ASSETS

                                                 June 1,       March 2,
                                                  1996          1996
                                              ------------  -------------
                                                      (Unaudited)

Current assets:
 Cash and cash equivalents                    $   30,079    $    28,664
 Trade accounts receivable, net of allowance
  of $6,492 and $5,380, respectively             292,062        266,360
 Notes and other receivables                      29,807         27,060
 Inventories                                     119,408        101,995
 Deferred income taxes                            20,729         18,157
 Other current assets                             17,635         17,234
                                               ---------     ----------
      Total current assets                       509,720        459,470

Property and equipment:
 Land                                              9,614          8,384
 Buildings and leasehold improvements             48,753         32,935
 Furniture and equipment                         138,530        117,655
                                              ----------    -----------
                                                 196,897        158,974

 Less accumulated depreciation                   (55,145)       (49,475)
                                               ----------    -----------
                                                 141,752        109,499
Goodwill, net of $18,891 and $16,046 of
 accumulated amortization, respectively          445,108        324,603
Other assets, net                                 18,072         16,951
                                              ----------    -----------

     Total assets                             $1,114,652    $   910,523
                                              ==========    ===========




              The accompanying notes are an integral part of the
                      consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                                (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 June 1,       March 2,
                                                  1996          1996
                                              ------------  -------------
                                                      (Unaudited)

Current liabilities:
 Accounts payable - trade                     $   167,244   $   135,069
 Payable for acquisitions                          46,102         2,063
 Accrued payroll and benefits                      27,514        23,019
 Accrued purchase costs                             4,169         3,049
 Accrued merger and related costs                  19,431        24,880
 Other accrued liabilities                         34,320        33,777
 Current portion of long-term debt and
  capital leases                                    9,461        20,151
 Other                                                126           219
                                              -----------   -----------
     Total current liabilities                    308,367       242,227

 Capital lease obligations                         10,694         9,568
 Long-term debt                                   241,684       127,900
 Deferred income taxes                             12,390         7,374
 Minority interest in subsidiaries                 26,302        24,843
 Other non-current liabilities                      2,918         2,097
                                              -----------   -----------
     Total liabilities                            602,355       414,009

 Contingencies (Note 7)

 Shareholders' equity:
  Common stock, $.0002 par value, 100,000,000
  shares authorized, 69,378,000 and 69,088,000
  shares issued and outstanding, respectively          14            14
 Additional paid-in capital                       506,914       502,559
 Retained earnings (accumulated deficit)            3,065        (6,712)
 Foreign currency translation adjustments           2,304           653
                                              -----------   -----------
     Total shareholders' equity                   512,297       496,514
                                              -----------   ----------
      Total liabilities and shareholders'
           equity                             $ 1,114,652   $   910,523
                                              ===========   ===========


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)



                                                       Three Months Ended
                                                   ---------------------------
                                                     June 1,         May 27,
                                                      1996            1995
                                                   ------------   ------------
                                                           (Unaudited)
Net sales                                          $  500,624     $  330,394
Cost of sales                                         369,178        243,586
                                                   ----------     ----------
   Gross profit                                       131,446         86,808


Warehouse operating and selling expense                95,309         62,611
Corporate general and administrative expenses          15,933          9,243
                                                   ----------     ----------
   Operating profit                                    20,204         14,954


Interest expense, net                                   3,279          4,203
Other income                                              -              167
                                                   ----------     ----------
   Income before income taxes                          16,925         10,918

Income tax expense                                      7,079          4,297
                                                   ----------     ----------
Income before minority interest                         9,846          6,621
Minority interest                                         230            115
                                                   ----------     ----------

Net income                                         $    9,616     $    6,506
                                                   ==========     ==========

Net income per share                               $      .13     $      .10
                                                   ==========     ==========

Weighted average common shares outstanding             75,139         62,971
                                                   ==========     ==========



              The accompanying notes are an integral part of the
                      consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                       Three Months Ended
                                                   ---------------------------
                                                     June 1,         May 27,
                                                      1996            1995
                                                   ------------   ------------
                                                           (Unaudited)
Cash flows from operating activities:              $     9,616    $     6,506
 Net income
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation                                          5,131          3,133
   Amortization                                          3,155          1,951
   Minority interest                                       230            115
   Other                                                   187            853
 Changes in assets and liabilities, excluding
  acquisitions:
   Decrease (increase) in accounts receivable           11,013         (2,806)
   Increase in inventory                                (5,384)        (6,583)
   Increase in other current assets                       (872)          (969)
   Decrease (increase) in other assets                   2,664           (522)
   (Decrease) in accounts payable                      (13,661)       (13,101)
   (Decrease) in accrued liabilities                   (10,508)        (1,701)
                                                   -----------    -----------
Net cash provided by (used in) operating activities      1,571        (13,124)
                                                   -----------    -----------

Cash flows from investing activities:
 Proceeds from sale of assets                              298            252
 Capital expenditures                                  (28,214)        (7,404)
 Payment for acquisitions, net of cash acquired        (68,902)       (29,965)
 Other, net                                               (301)        (1,179)
                                                   -----------    -----------
Net cash used in investing activities                  (97,119)       (38,296)
                                                   -----------    -----------

Cash flows from financing activities:
 Issuance of common stock                                3,594         52,349
 Debt issuance costs                                      (375)        (2,420)
 Proceeds from long-term borrowings                      7,230          6,817
 Repayments of long-term borrowings                     (5,809)        (2,431)
 Proceeds from short-term borrowings                       340             --
 Repayment of short-term borrowings                         (5)        (5,893)
 Net proceeds from line of credit                       92,031         19,400
 Other                                                    (116)          (234)
                                                   -----------    -----------
Net cash provided by financing activities               96,890         67,588
Net cash (used) provided by discontinued operations        (92)           217
Effect of foreign currency exchange rate changes on
 cash                                                      165           (595)
                                                   -----------    -----------
Increase in cash and cash equivalents                    1,415         15,790
Cash and cash equivalents, beginning of period          28,664         15,392
                                                   -----------    -----------
Cash and cash equivalents, end of period           $    30,079    $    31,182
                                                   ===========    ===========


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                            CORPORATE EXPRESS, INC.

Supplemental schedule of noncash investing and financing activities:

     Capital lease obligations in the amount of $2,004,000 and $435,000 were incurred during the three months ended June 1, 1996 and May 27, 1995, respectively, for equipment and software.

     During the three months ended June 1, 1996, the Company acquired 14 contract stationers, one software distributor, and one delivery operation for a net cash purchase price of $65,949,000, a note payable of $45,111,000 and 24,000 shares of common stock. During the three months ended May 27, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of eight contract stationers and one delivery operation for a net cash outlay of $23,849,000 and repurchased one computer product franchise for $108,000. In conjunction with these acquisitions, liabilities were assumed as follows:

                                         Three Months Ended
                                    ----------------------------
                                      June 1,          May 27,
                                       1996             1995
                                    ------------   -------------
                                            (In thousands)
                                              (Unaudited)
Fair value of assets acquired          $173,324       $ 62,482
Cash paid, net of cash acquired          65,949         23,957
Issuance of notes payable                45,111          1,000
Issuance of stock                           750             --
Minority interest in subsidiary              --         11,138
Purchase price payable, included
 in current liabilities                   1,973             54
                                       --------       --------
Liabilities assumed                    $ 59,541       $ 26,333
                                       ========       ========

     In addition to the amounts set forth above, during the three months ended June 1, 1996 and May 27, 1995, the Company paid $2,953,000 and $6,008,000, respectively, for prior period acquisitions. Of the amounts paid for prior period acquisitions in the first three months of fiscal 1995, $5,000,000 was related to the acquisition of certain assets of the office products division of Joyce International, Inc.






              The accompanying notes are an integral part of the
                      consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                        NOTES TO CONSOLIDATED STATEMENTS


1.  Basis of Presentation and Significant Accounting Policies

    The consolidated financial statements include the accounts of Corporate Express, Inc. ("Corporate Express" or the "Company") and its majority owned subsidiaries. U.S. Delivery Systems, Inc. ("Delivery") was merged into DSU Acquisition Corp., a wholly-owned subsidiary of the Company, on March 1, 1996, and Richard Young Journal, Inc. ("Young") was merged into CEX Acquisition Corp., a wholly-owned subsidiary of the Company, on February 27, 1996. The mergers were accounted for as poolings of interests and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of Delivery and Young for all periods prior to the mergers. Acquisitions accounted for as purchases are included in the accounts and operations as of the effective date of the transaction. The Company accounts for its investments in less than 50% owned entities using the equity or cost methods. All intercompany balances and transactions have been eliminated.

    These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 2, 1996.

    Certain of the Company's locations calculate cost of sales using an estimated gross profit method for interim periods. Cost of sales at these locations are adjusted based on physical inventories which are performed no less than once a year.


2.  Accrued Purchase Costs

    In conjunction with purchase acquisitions, the Company accrues the direct external costs incurred to consummate the acquisition, external costs associated with closing duplicate facilities of acquired companies, and severance and relocation payments to the acquired company's employees. Prior to the adoption of EITF 95-3 in May 1995, the Company also accrued the external incremental costs of converting acquired company computer systems to the Company's systems.

    The following tables set forth activity in the Company's accrued purchase liabilities for the period ended June 1, 1996.

Prior to EITF 95-3:
                                            Warehouse                             Disposition
                                            & System      Redundant                of Assets
                               Total       Integrations   Facilities   Severance    & Other
                          --------------  -------------  -----------  ----------  -----------
                                                           (In thousands)

Balance, March 2, 1996       $1,264        $  750          $  403       $   41    $   70
Payments                       (230)         (136)            (53)         (41)       --
                             ------        ------          ------       ------    ------
Balance, June 1, 1996 (1)    $1,034        $  614          $  350       $    0    $   70
                             ======        ======          ======       ======    ======


(1) Remaining balances relate primarily to current consolidation projects in Florida and Canada and reflect the estimated remaining costs to be incurred in conjunction with these projects.

After adoption of EITF 95-3:

                                                                           Disposition
                                     Facility      Redundant                of Assets
                           Total    Exit Costs    Facilities    Severance    & Other
                           -----    ----------    ----------    ---------  ------------
                                                (In thousands)
Balance, March 2, 1996     $1,785       $514         $198        $  772       $  301
Additions                   2,244         --          447           732        1,065
Payments                     (894)        --          (80)         (204)        (610)
                           ------     ------       ------        ------       ------
Balance, June 1, 1996      $3,135       $514         $565        $1,300       $  756
                           ======     ======       ======        ======       ======

          Accrued purchase costs, after adoption of EITF 95-3, primarily represent the liabilities incurred to consolidate acquired operations into existing Company facilities.


3.  Merger and Other Nonrecurring Charges

    During the fourth quarter of fiscal 1995, the Company recorded $36,838,000 in merger and other nonrecurring charges primarily in conjunction with the acquisitions of Delivery and Young, of which $24,880,000 was unpaid at the end of the fiscal year. The first quarter expenditures of $5,449,000 included $5,240,000 of actual merger transaction costs. The remaining merger transaction costs of $3,921,000 are expected to be paid by the end of the second quarter. The additional costs associated with a plan to integrate the combined companies' operations is expected to be completed within the next two years. The charge includes the closure of 88 facilities and the reduction of approximately 760 employees. As of June 1, 1996, nine facilities were closed and 24 employees have been terminated.


                                            Accrued Merger and Related Costs
                                      ------------------------------------------
                                           Balance         Cash       Balance
                                        March 2, 1996    Payments   June 1, 1996
                                      -----------------  ---------  ------------
Merger transactions costs                   $ 9,161      $(5,240)      $ 3,921
Severance and terminations                    7,165         (155)        7,010
Facility closure and consolidation            7,909          (54)        7,855
Other costs                                     645           --           645
                                            -------      -------       -------
                                            $24,880      $(5,449)      $19,431
                                            =======      =======       =======

4.  Acquisitions Accounted For as Purchases

    On May 15, 1996, the Company acquired all of the outstanding capital stock of ASAP Software Express, Inc. ("ASAP"), a leading distributor of software to large corporations for a purchase price of approximately $98,000,000, subject to certain adjustments. The excess of the purchase price over the fair market value of the net tangible assets acquired was allocated to goodwill and is being amortized over 40 years.

    The operating results of ASAP are included in the Company's consolidated statement of operations from the effective date of the acquisition. The following pro forma financial information assumes the ASAP acquisition occurred at the beginning of the period. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period, or of results which may occur in the future.

The pro forma results listed below are unaudited and reflect purchase price adjustments.


                                                Three Months Ended
                                          --------------------------------
                                          June 1, 1996        May 27, 1995
                                          ------------        ------------
                                        (In thousands, except per share amounts)

Net sales                                 $526,383            $361,571
Net income                                  10,615               6,371
Net income per share                          0.14                0.10

    In addition to the ASAP acquisition, the Company acquired 14 contract stationers and one delivery operation for a net cash purchase price of $27,241,000 and 24,000 shares of common stock.


5. Computation of Net Income Per Share and Restatement of Common Shares Outstanding

    Net income per share is calculated by dividing net income by the weighted average shares of common stock and common stock equivalents outstanding. The weighted average shares outstanding for the three months ended May 27, 1995 have been restated to reflect the 50% stock dividend distributed in June 1995.


6.  Subsequent Events

    On June 19, 1996, the Company issued $325 million principal amount of 4 1/2% Convertible Notes due July 1, 2000 (the "Notes"). The Notes will be convertible into shares of Common Stock of the Company at a conversion price of $50 per share, subject to certain conditions. The Company intends to use the proceeds from the sale of the Notes to repay debt and for expansion of the Company's business, including acquisitions, and other general corporate purposes.

    Subsequent to June 1, 1996, the Company purchased eleven companies of which four were in Australia, three in the United States, one in Scotland, one in New Zealand, one in Canada and one in Germany for a combined purchase price of approximately $26,653,000.

7.  Contingencies

The Company is a party to certain legal proceedings in the normal course of business. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the Company's financial position or operating results.

                            CORPORATE EXPRESS, INC.


  Item 2  --  Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of Operations

    Net Sales. Consolidated net sales increased 51.5% to $500,624,000 in the three months ended June 1, 1996 from $330,394,000 in the three months ended May 27, 1995. Net sales for the Company's product distribution business increased 62.0% from $250,152,000 in the three months ended May 27, 1995 to $405,247,000 in the three months ended June 1, 1996 while the service business increased 18.9% from $80,242,000 to $95,377,000 in the same periods. These increases were primarily attributable to 53 acquisitions since May 27, 1995. Also contributing to the sales increase was strong internal growth reflecting increased market penetration in office products distribution and higher demand for the Company's local delivery services.

    International operations accounted for 15.2% of total sales or $76,125,000 in the three months ended June 1, 1996 and 3.8% of total sales or $12,492,000 in the three months ended May 27, 1995. The first quarter of fiscal 1995 results reflect three Canadian office product distributors (of which two were acquired in February 1995 and one was acquired in May 1995) and Corporate Express Australia (formerly Macquarie Office Limited), of which the Company acquired a 52.7% interest through the purchase of newly issued securities in May 1995. The Company has expanded its international operations since May 27, 1995 by acquiring 14 international office product distributors, including eight distributors purchased by Corporate Express Australia (six in Australia and two in New Zealand), four in the United Kingdom, two additional distributors in Canada and one delivery and distribution service business in Canada.

    Gross Profit. Cost of sales includes merchandise, occupancy and delivery costs (including fees paid to drivers and transportation and delivery agents). Gross profit as a percentage of sales was 26.3% for the three months ended June 1, 1996 and for the three months ended May 27, 1995.

    The merchandise margin component of gross profit increased slightly from the fiscal 1995 period compared to the fiscal 1996 period. Additionally, vendor rebates increased as a percentage of revenue, reflectiing the benefits of the Company's merchandising strategy to reduce the number of vendors included in the Company's proprietary In-Stock Catalog, thereby increasing the sales dollars per vendor. These increases were offset by increased costs of delivery services as well as higher cost structures associated with recent acquisitions.

    Warehouse Operating and Selling Expenses. Warehouse operating and selling expenses as a percentage of sales were 19.0% for the three months ended June 1, 1996 and the three months ended May 27, 1995. Warehouse operating and selling expenses primarily include labor and administrative costs associated with operating regional warehouses and sales offices, selling expenses and commissions related to the Company's direct sales force and warehouse assimilation costs. Warehouse operating and selling expenses increased by $32,698,000, or 52.2%, to $95,309,000 in the three months ended June 1, 1996 from $62,611,000 in the three months ended May 27, 1995. This increase is primarily attributable to the 53 acquisitions completed since May 27, 1995.

                            CORPORATE EXPRESS, INC.


    Corporate General and Administrative Expenses. Corporate general and administrative expenses include central expenses incurred to provide corporate oversight and support for regional operations and goodwill amortization. Corporate general and administrative expenses increased to $15,933,000 in the three months ended June 1, 1996 from $9,243,000 in the three months ended May 27, 1995, reflecting the Company's expanded operations. As a percentage of net sales, corporate general and administrative expenses increased to 3.2% in the three months ended June 1, 1996 from 2.8% in the three months ended May 27, 1995. This increase reflects the costs associated with developing a larger corporate staff to support acquisition efforts and expanded operations, including an expanded information systems staff, and increased goodwill amortization resulting from purchase acquisitions since May 1995.

    Operating Profit. Consolidated operating profit of $20,204,000 for the three months ended June 1, 1996 increased 35.1% compared to operating profit of $14,954,000 for the three months ended May 27, 1995, reflecting increased acquisitions and internal growth. Operating profit decreased as a percentage of net sales due to increased corporate general and administrative expenses and expanded international operations. Operating profit as a percentage of sales for international operations was 1.8% and accounted for 9.7% of total product distribution operating profit in the three months ended June 1, 1996. Operating profit for the product segment increased by 49.9% to $13,842,000 in the three months ended June 1, 1996 compared to the three months ended May 27, 1995 operating profit of $9,233,000. Operating profit for the delivery segment increased to $6,362,000 in the three months ended June 1, 1996 from $5,721,000 in the three months ended May 27, 1995.

    Interest Expense. Net interest expense of $3,279,000 in the three months ended June 1, 1996 decreased by 22.0% from $4,203,000 in the three months ended May 27, 1995. The decrease in interest expense is a result of the repayment of higher yield Young debt with borrowings from the lower yield Senior credit facility, lower borrowings on the line of credit to fund operations and increased borrowings to invest in capital projects.

    Minority Interest. Minority interest increased to $230,000 from $115,000 reflecting a 47.5% minority interest in Corporate Express Australia and a 49.0% minority interest in Corporate Express United Kingdom. The Company acquired a 52.7% ownership interest in Corporate Express Australia in May 1995 (subsequently reduced to 52.5% through Corporate Express Australia public stock offerings) and a 51.0% ownership interest in Corporate Express United Kingdom in December 1995.

    Net Income. Net income of $9,616,000 in the three months ended June 1, 1996 compared to net income of $6,506,000 in the three months ended May 27, 1995. The after-tax profitability is reduced by an increase in the effective tax rate to 41.8% in the three months ended June 1, 1996 from 39.4% in the three months ended May 27, 1995 due to the utilization of net operating losses in the fiscal 1995 quarter.

    Other. The accounts receivable balance at June 1, 1996 of $292,062,000 increased $25,702,000 from $266,360,000 at March 2, 1996, primarily as a result of acquired receivables. The allowance for doubtful accounts as a percentage of consolidated accounts receivable was 2.2% and 2.0% at June 1, 1996 and March 2, 1996, respectively, remaining relatively unchanged.

                            CORPORATE EXPRESS, INC.


    The inventory balance at June 1, 1996 of $119,408,000 increased $17,413,000 from $101,995,000 at March 2, 1996 primarily as a result of acquired inventories.


    Goodwill at June 1, 1996 of $445,108,000 increased $120,505,000 from
$324,603,000 at March 2, 1996, reflecting net additions from acquisitions of $123,350,000, offset by current year amortization of $2,845,000.

    The trade accounts payable balance at June 1, 1996 of $167,244,000 increased $32,175,000 from $135,069,000 at March 2, 1996, primarily as a result of acquired trade payables of $45,043,000, offset by payments to bring acquired payables current. The payable for acquisitions balance of $46,102,000 at June 1, 1996 primarily represents the second installment on the ASAP acquisition, which was paid in full on June 25, 1996.

    Accrued purchase costs at June 1, 1996 of $4,169,000 increased by $1,120,000 from the March 2, 1996 balance of $3,049,000. This increase reflects acquisition additions of $2,244,000 and usage of $1,124,000. The remaining balance represents the current estimate for costs to be incurred in conjunction with current consolidation projects in South Florida, Canada, and certain newly acquired operations. (See Note 2 in the Consolidated Financial Statements.).

    The accrued merger and related costs balance at June 1, 1996 of $19,431,000 decreased by $5,449,000 from the March 2, 1996 balance of $24,880,000, primarily as a result of payments of the Delivery and Young merger transaction costs. (See
Note 3 in the Consolidated Financial Statements.)


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

    On June 19, 1996, the Company issued $325 million principal amount of 4 1/2% Convertible Notes due July 1, 2000 (the "Convertible Notes"). The Convertible Notes will be convertible into shares of Common Stock of the Company at a conversion price of $50 per share, subject to certain conditions. The Company intends to use the proceeds from the sale of the Convertible Notes to repay debt and for expansion of the Company's business, including acquisitions, and for other general corporate purposes.

    The Company's revolving credit facility (the "Senior Credit Facility") was amended on May 10, 1996 to increase the Company's borrowing capacity from $90,000,000 to $250,000,000, subject to borrowing base and other restrictions and lower the cost of its borrowings to LIBOR plus 1.25%. The indebtedness under the Senior Credit Facility is secured by substantially all of the assets of the Company and its United States subsidiaries, including accounts receivable and inventory. On May 31, 1996, the Company borrowed on its Senior Credit Facility and repaid in full the $33,270,000 outstanding Delivery revolving credit facility.

                            CORPORATE EXPRESS, INC.

On June 24, 1996, the outstanding amounts under the Senior Credit Facility were paid in full from funds generated from the issuance of the Convertible Notes. Upon this repayment, the borrowing capacity of the Senior Credit Facility was reduced from the amended capacity of $250,000,000 to $90,000,000 subject to borrowing base and other restrictions. The Company intends to replace the existing Senior Credit Facility with a multiple currency revolving credit facility with a minimum borrowing capacity of $250,000,000 and lower interest rates. In connection with this change in facility the Company intends to write-off approximately $1,200,000 in prepaid bank fees.

    During the first quarter of fiscal 1996, the Company purchased 14 contract stationers, one software distributor, and one delivery operation accounted for as purchases for a net cash purchase price of $65,949,000, a note payable of $45,111,000 and 24,000 shares of common stock. Total liabilities assumed in connection with these acquisitions were $59,541,000 (including accounts payable, the note payable, and assumed debt). In addition, the Company made payments of approximately $2,953,000 related to acquisitions completed in fiscal 1995.

    The Company had capital expenditures of $28,214,000 in the first quarter of fiscal 1996, of which approximately $6,000,000 was for the corporate headquarters facility, approximately $7,200,000 related to the purchase and development of the Miami warehouse and the remainder was for computer systems, warehouse reconfigurations, telecommunications equipment, delivery vehicles, and leasehold improvements.

    Cash and cash equivalents increased by $1,415,000 in the first quarter of fiscal 1996. This increase reflects net proceeds from the line of credit of $92,031,000, cash provided by operating and other activities of $2,906,000 and issuance of common stock of $3,594,000, offset by cash paid for acquisitions of $68,902,000 and capital expenditures of $28,214,000.

    The Company believes the borrowing capacity under the Senior Credit Facility, together with proceeds from the Convertible Notes, coupled with its cash on hand, capital resources and cash flows, will be sufficient to fund its ongoing operations, anticipated capital expenditures and acquisition activity for the next twelve months. However, actual capital needs may change, particularly in connection with acquisitions which the Company may consummate in the future.


Inflation

    Certain of the Company's product offerings, particularly paper products, have been and are expected to continue to be subject to significant price fluctuations due to inflationary and other market conditions. The Company generally is able to pass such increased costs on to its customers through price increases, although it may not be able to adjust its prices immediately. Significant increases in fuel costs in the future could affect the Company's profitability if these costs cannot be passed on to customers. In general, the Company does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

                            CORPORATE EXPRESS, INC.


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

                            CORPORATE EXPRESS, INC.

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

         Report on Form 8-K filed on May 30, 1996

                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CORPORATE EXPRESS, INC.



                                   By: /s/ SAM R. LENO
                                      ---------------------------------------
                                      Sam R. Leno
                                      Executive Vice President and Chief
                                        Financial Officer
                                      (Principal Financial Officer and
                                        Duly Authorized Officer)
Date:    July 16, 1996