Form 10-Q
period 1996-08-31
CORPORATE EXPRESS INC
filed 1996-10-15
CIK 878130

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

                                       OR

             ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO _______

                       Commission File No.      0-24642
                                            --------------


                             CORPORATE EXPRESS, INC.
                         -----------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                         84-0978360
  --------------------------                              -------------------
  (State of incorporation or                              (I.R.S. Employer
   organization)                                          Identification No.)


   325 Interlocken Parkway
    Broomfield, Colorado                                         80021
   ------------------------                               -------------------
   (Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code:  (303) 373-2800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X         No
                        ---------         ----------

     The number of shares of the registrant's common stock, par value $.0002 per share, outstanding as of October 9, 1996 was 71,510,293.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements



                            CORPORATE EXPRESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


ASSETS

                                                                  August 31,          March 2,
                                                                     1996               1996
                                                                 ------------      -------------
                                                                  (Unaudited)

Current assets:
  Cash and cash equivalents                                       $   89,027        $   28,664
  Trade accounts receivable, net of allowance
    of $6,796 and $5,380, respectively                               344,337           266,360
  Notes and other receivables                                         42,865            27,060
  Inventories                                                        141,895           101,995
  Deferred income taxes                                               17,213            18,157
  Other current assets                                                21,852            17,234
                                                                  ----------        ----------
          Total current assets                                       657,189           459,470

Property and equipment:
  Land                                                                12,578             8,384
  Buildings and leasehold improvements                                70,942            32,935
  Furniture and equipment                                            162,120           117,655
                                                                  ----------        ----------
                                                                     245,640           158,974

  Less accumulated depreciation                                      (61,815)          (49,475)
                                                                  ----------        ----------
                                                                     183,825           109,499


Goodwill, net                                                        530,049           324,603
Other assets, net                                                     38,713            16,951
                                                                  ----------        ----------

          Total assets                                            $1,409,776        $  910,523
                                                                  ==========        ==========



              The accompanying notes are an integral part of the
                      consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                                (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                         August 31,          March 2,
                                                                            1996               1996
                                                                       --------------     --------------
                                                                         (Unaudited)

Current liabilities:
  Accounts payable - trade                                              $    209,298       $    135,069
  Payable for acquisitions                                                     2,109              2,063
  Accrued payroll and benefits                                                30,275             23,019
  Accrued purchase costs                                                       7,941              3,049
  Accrued merger and related costs                                            16,397             24,880
  Other accrued liabilities                                                   44,504             33,996
  Current portion of long-term debt and capital leases                        16,895             20,151
                                                                        ------------       ------------
     Total current liabilities                                               327,419            242,227

Capital lease obligations                                                     11,185              9,568
Long-term debt                                                               480,120            127,900
Deferred income taxes                                                         15,922              7,374
Minority interest in subsidiaries                                             25,740             24,843
Other non-current liabilities                                                  5,497              2,097
                                                                        ------------       ------------
     Total liabilities                                                       865,883            414,009

Contingencies (Note 8)

Shareholders' equity:
  Common stock, $.0002 par value, 100,000,000 shares
    authorized, 70,865,000 and 69,088,000 shares
    issued and outstanding, respectively                                          15                 14
  Additional paid-in capital                                                 527,205            502,559
  Retained earnings (accumulated deficit)                                     14,444             (6,712)
  Foreign currency translation adjustments                                     2,229                653
                                                                        ------------       ------------
     Total shareholders' equity                                              543,893            496,514
                                                                        ------------       ------------

          Total liabilities and shareholders' equity                    $  1,409,776       $    910,523
                                                                        ============       ============


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                          Three Months Ended                 Six Months Ended
                                                    ------------------------------      ----------------------------
                                                     August 31,        August 26,         August 31,     August 26,
                                                        1996              1995               1996           1995
                                                    ------------     -------------      -------------   ------------
                                                             (Unaudited)                         (Unaudited)

Net sales                                            $  602,382        $  371,058        $1,103,005     $  701,452
Cost of sales                                           451,380           274,923           820,558        518,509
                                                     ----------        ----------        ----------     ----------
     Gross profit                                       151,002            96,135           282,447        182,943


Warehouse operating and selling expense                 108,496            70,309           203,805        132,920
Corporate general and administrative expenses            19,684            10,515            35,617         19,758
                                                     ----------        ----------        ----------     ----------
     Operating profit                                    22,822            15,311            43,025         30,265


Interest expense, net                                     4,045             4,979             7,324          9,015
                                                     ----------        ----------        ----------     ----------
     Income before income taxes                          18,777            10,332            35,701         21,250

Income tax expense                                        7,942             4,128            15,021          8,425
                                                     ----------        ----------        ----------     ----------
Income before minority interest                          10,835             6,204            20,680         12,825
Minority interest                                          (330)              449              (101)           564
                                                     ----------        ----------        ----------     ----------

Net income                                           $   11,165        $    5,755        $   20,781     $   12,261
                                                     ==========        ==========        ==========     ==========

Net income per share                                 $      .15        $      .09        $      .27     $      .19
                                                     ==========        ==========        ==========     ==========

Weighted average common shares outstanding               76,205            64,510            75,742         63,717
                                                     ==========        ==========        ==========     ==========




The accompanying notes are an integral part of the consolidated financial statements.

                       CORPORATE EXPRESS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)

                                                                                Six Months Ended
                                                                        --------------------------------
                                                                          August 31,         August 26,
                                                                            1996               1995
                                                                        -------------      -------------
                                                                                   (Unaudited)
Cash flows from operating activities:
  Net income                                                            $      20,781      $      12,261
  Adjustments to reconcile net income to net cash                       -------------      -------------
    provided by (used in) operating activities:
      Depreciation                                                             11,166              6,887
      Amortization                                                              7,458              3,858
      Minority interest                                                          (101)               564
      Other                                                                       198              1,257
  Changes in assets and liabilities, excluding acquisitions:
      Increase in accounts receivable                                          (9,742)           (21,393)
      Increase in inventory                                                    (8,312)           (10,742)
      Increase in other current assets                                         (4,822)            (1,637)
      Increase in other assets                                                   (992)            (1,035)
      Increase (decrease) in accounts payable                                   6,156             (4,846)
      Increase (decrease) in accrued liabilities                               (1,510)               420
                                                                        -------------      -------------
Net cash provided by (used in) operating activities                            20,280            (14,406)
                                                                        -------------      -------------
Cash flows from investing activities:
  Proceeds from sale of assets                                                    625              4,821
  Capital expenditures                                                        (55,649)           (15,887)
  Payment for acquisitions, net of cash acquired                             (192,107)           (50,731)
  Purchase of marketable securities                                           (11,575)               -
  Other, net                                                                   (8,436)            (4,522)
                                                                        -------------      -------------
Net cash used in investing activities                                        (267,142)           (66,319)
                                                                        -------------      -------------
Cash flows from financing activities:
  Issuance of  common stock                                                     5,585             53,211
  Debt issuance costs                                                          (7,198)            (2,967)
  Proceeds from long-term borrowings                                          339,007             15,062
  Repayments of long-term borrowings                                           (8,087)            (7,325)
  Proceeds from short-term borrowings                                             513                -
  Repayments of short-term borrowings                                          (7,986)            (5,893)
  Net proceeds from (payments on) line of credit                              (13,686)            31,400
  Other                                                                          (403)              (477)
                                                                        -------------      -------------
Net cash provided by financing activities                                     307,745             83,011
Net cash used by discontinued operations                                         (194)              (211)
Effect of foreign currency exchange rate changes on cash                         (326)              (402)
                                                                        -------------      -------------
Increase in cash and cash equivalents                                          60,363              1,673
Cash and cash equivalents, beginning of period                                 28,664             15,392
                                                                        -------------      -------------
Cash and cash equivalents, end of period                                $      89,027      $      17,065
                                                                        =============      =============

                                      -5-
The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

Supplemental schedule of noncash investing and financing activities:

Capital lease obligations in the amount of $4,732,000 and $1,695,000 were incurred during the six months ended August 31, 1996 and August 26, 1995, respectively, for equipment and software.

During the six months ended August 31, 1996, the Company acquired, for a net cash purchase price of $185,799,000 and 899,000 shares of common stock, 41 office products distributors and 11 delivery companies of which 43 were accounted for as purchases and nine were accounted for as immaterial poolings of interests. During the six months ended August 26, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of 12 office products distributors and ten delivery companies for a net cash outlay of $44,268,000. In conjunction with these acquisitions, liabilities were assumed as follows:


                                                 Six Months Ended
                                           -----------------------------
                                           August 31,         August 26,
                                              1996               1995
                                           ----------         ----------
                                                  (In thousands)
                                                    (Unaudited)

Fair value of assets acquired                $340,333            $97,819
Cash paid, net of cash acquired               185,799             44,268
Issuance of notes payable                          -               1,000
Issuance of stock                              19,523                 -
Minority interest in subsidiary                    -              11,138
Purchase price payable, included
   in current liabilities                       1,666                 54
                                             --------            -------
Liabilities assumed                          $133,345            $41,359
                                             ========            =======

In addition to the amounts set forth above, during the six month periods ended August 31, 1996 and August 26, 1995, the Company paid $6,308,000 and $6,463,000, respectively, for prior period acquisitions and prepaid acquisition costs.

                    The accompanying notes are an integral
                part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Significant Accounting Policies

    The consolidated financial statements include the accounts of Corporate Express, Inc. ("Corporate Express" or the "Company") and its majority owned subsidiaries. U.S. Delivery Systems, Inc. ("Delivery") was merged with and into DSU Acquisition Corp., a wholly-owned subsidiary of the Company, on March 1, 1996, and Richard Young Journal, Inc. ("Young") was merged with and into CEX Acquisition Corp., a wholly-owned subsidiary of the Company, on February 27, 1996. The mergers were accounted for as poolings of interests and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of Delivery and Young for all periods prior to the mergers. Acquisitions accounted for as purchases are included in the accounts and operations as of the effective date of the transaction and immaterial acquisitions accounted for as poolings of interests are included in the accounts and operations as of the beginning of the fiscal period in which the transaction is effective. The Company accounts for its investments in less than 50% owned entities using the equity or cost methods. All intercompany balances and transactions have been eliminated.

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

    The goodwill balance shown on the Consolidated Balance Sheet is net of accumulated amortization of $22,314,000 as of August 31, 1996 and $16,046,000 as of March 2, 1996.

    Certain of the Company's locations calculate cost of sales using an estimated gross profit method for interim periods. Cost of sales at these locations are adjusted based on physical inventories which are performed no less than once a year.

    Certain reclassifications from new warehouse assimilation expenses to warehouse operating and selling expense and corporate general and administrative expense have been made to the August 26, 1995 statement of operations to conform to the August 31, 1996 presentation.

2.  Accrued Purchase Costs

    In conjunction with purchase acquisitions, the Company accrues the direct external costs incurred to consummate the acquisition, external costs associated with closing redundant facilities of acquired companies, and severance and relocation payments to the acquired company's employees. Prior to the adoption of EITF 95-3 in May 1995, the Company also accrued the external incremental costs of converting acquired company computer systems to the Company's systems.

    The following tables set forth activity in the Company's accrued purchase liabilities for the period ended August 31, 1996.

Prior to EITF 95-3:

                                                      Warehouse                                            Disposition
                                                       & System        Redundant                            of Assets
                                        Total        Integrations      Facilities       Severance           & Other
                                        -----        ------------      ----------       ----------         -----------
                                                                     (In thousands)

Balance, March 2, 1996                 $1,264           $  750          $  403           $   41               $  70
Payments                                 (499)            (351)           (107)             (41)                 --
                                       ------           ------          ------           ------               -----
Balance, August 31, 1996 (1)           $  765           $  399          $  296           $    0               $  70
                                       ======           ======          ======           ======               =====

(1) Remaining balances relate primarily to current consolidation projects in Florida and Canada and reflect the estimated remaining costs to be incurred in conjunction with these projects.

After adoption of EITF 95-3:

                                                                                                           Disposition
                                                      Facility         Redundant                            of Assets
                                        Total        Exit Costs        Facilities       Severance           & Other
                                        -----        ----------        ----------       ---------          -----------
                                                                     (In thousands)
Balance, March 2, 1996                $ 1,785           $  514          $  198           $  772               $ 301
Additions                               6,478              256           1,570            4,015                 637
Payments                               (1,087)             (61)           (327)            (699)                 -
                                      -------           ------          ------           ------               -----
Balance, August 31, 1996              $ 7,176           $  709          $1,441           $4,088               $ 938
                                      =======           ======          ======           ======               =====

          Accrued purchase costs, after adoption of EITF 95-3, primarily represent the liabilities incurred to consolidate acquired operations into existing Company facilities. Approximately $2,170,000 of the $4,015,000 of severance represent the liabilities incurred to consolidate the recent acquisitions in Australia and Canada.


3.  Merger and Other Nonrecurring Charges

    During the fourth quarter of fiscal 1995, the Company recorded $36,838,000 in merger and other nonrecurring charges primarily in conjunction with the acquisitions of Delivery and Young, of which $24,880,000 was unpaid at the end of the fiscal year. Total expenditures for the six months ended August 31, 1996 of $8,483,000 include $6,803,000 of merger transaction costs. The remaining merger transaction costs of $2,358,000 include employment contract buy-outs for certain former USD employees which are being negotiated. The additional costs associated with a plan to integrate the combined companies' operations is expected to be completed within the next two years. The charge includes the closure of 88 facilities and the reduction of approximately 760 employees. As of August 31, 1996, 13 facilities were closed and 46 employees have been terminated.

                                       Accrued Merger and Related Costs
                                   ----------------------------------------
                                   Balance            Cash         Balance
                                March 2, 1996       Payments   August 31, 1996
                                -------------       --------   ---------------

Merger transaction costs           $9,161           $(6,803)       $ 2,358
Severance and terminations          7,165              (934)         6,231
Facility closure and
 consolidation                      8,554              (746)         7,808
                                  -------           --------       -------
                                  $24,880           $(8,483)       $16,397
                                  =======           ========       =======

4.  Acquisitions

    On May 15, 1996, the Company acquired all of the outstanding capital stock of ASAP Software Express, Inc. ("ASAP"), a leading distributor of software to large corporations, for a purchase price of $97,611,000 offset by cash acquired of $13,792,000. In addition, the Company purchased all of the outstanding capital stock of Boulevard Produits De Bureau, Inc. ("Boulevard"), a seller of office supplies, furniture and equipment, for a net cash purchase price of $16,102,000. The Company also repaid $9,498,000 of Boulevard promissory notes with cash of $731,900 and 237,888 shares of the Company's common stock. The excess of the purchase price over the fair market value of the net tangible assets acquired in both acquisitions was allocated to goodwill.

    The operating results of ASAP and Boulevard are included in the Company's consolidated statement of operations from the effective date of each acquisition. The following pro forma financial information assumes the ASAP and Boulevard acquisitions occurred on February 26, 1995. The pro forma financial information also gives effect to the sale of the Company's 4 1/2% Convertible Notes due July 1, 2000 (the "Notes") in June 1996 as if such sales occurred on February 26, 1995. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transaction occurred at the beginning of the period, or of results which may occur in the future. The pro forma results listed below are unaudited.

                                                    Six Months Ended
                                           ---------------------------------
                                           August 31, 1996   August 26, 1995
                                           ---------------   ---------------
                                        (In thousands, except per share amounts)

 Net sales                                    $1,153,998        $799,415
 Net income                                       22,818          14,148
 Net income per share                               0.30            0.22

    In addition to the ASAP and Boulevard acquisitions, the Company acquired 50 contract stationers and delivery operations. Of the 50 acquisitions, 41 were accounted for as purchases for a net cash purchase price of $85,878,000 and 309,000 shares of common stock, and nine were accounted for as immaterial poolings of interests for 590,000 shares of common stock.

5. Computation of Net Income Per Share and Restatement of Common Shares Outstanding

    Net income per share is calculated by dividing net income by the weighted average shares of common stock and common stock equivalents outstanding. The weighted average shares outstanding for the six months ended August 26, 1995 have been restated to reflect a 50% stock dividend distributed in June 1995.

6.  Issuance of Convertible Notes

    On June 24, 1996, the Company issued $325 million principal amount of Notes. The Notes are convertible into shares of Common Stock of the Company at a conversion price of $50 per share, subject to certain adjustments. A portion of the proceeds from the sale of the Notes was used to repay the Company's revolving credit facility and an acquisition note payable with the remaining proceeds being used to fund acquisitions and for other general corporate purposes.

7.  Subsequent Events

    Subsequent to August 31, 1996, the Company purchased six contract stationers, of which four were in the United States, one was in the United Kingdom, and one was in Canada for a combined cash purchase price of approximately $11,715,000 and 272,000 shares of common stock.

    On September 11, 1996, the Company announced that it had signed a definitive agreement providing for the merger of the Company with United TransNet, Inc., a same-day local delivery service company based in Roswell, Georgia and having operations in 39 states. The agreement provides that each share of United TransNet's common stock will be exchanged for 0.45 of a share of the Company's common stock. The consummation of the merger is subject to approval by United TransNet stockholders, receipt of all necessary regulatory approvals, satisfactory confirmation that the merger will be treated as a tax-free reorganization and accounted for as a pooling of interests, and other customary conditions.

8.  Contingencies

    The Company is a party to certain legal proceedings in the normal course of business. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the Company's financial position or operating results.

                            CORPORATE EXPRESS, INC.

    Item 2  --  Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Results of Operations

    Net Sales. Consolidated net sales increased 62.3% to $602,382,000 in the three months ended August 31, 1996 from $371,058,000 in the three months ended August 26, 1995, and 57.2% to $1,103,005,000 from $701,452,000 for the respective six-month periods. Net sales for the Company's product distribution business increased 71.4% to $495,334,000 in the three months ended August 31, 1996, from $289,021,000 in the three months ended August 26, 1995 while the service business increased 30.5% to $107,048,000 from $82,038,000 in the respective three-month periods. For the six-month period ends, the product distribution business increased 67.0% to $900,580,000 in the six months ended August 31, 1996, from $539,172,000 in the six months ended August 26, 1995, while the service business increased 24.7% to $202,425,000 from $162,280,000 in the respective six-month periods. These increases are primarily attributable to 81 acquisitions since August 26, 1995, of which 64 were product distribution companies and 17 were service companies.

    International operations accounted for 17.9% of total sales, or $107,763,000, for the three months ended August 31, 1996 compared to 11.1% of total sales, or $41,120,000, for the three months ended August 26, 1995, and 16.7%, or $183,888,000, for the six months ended August 31, 1996 up from 7.6% or $53,612,000 for the six months ended August 26, 1995. Since August 26, 1995, the Company has purchased 25 companies outside of the United States, including 11 through Corporate Express Australia (eight in Australia and three in New Zealand), seven through Corporate Express United Kingdom, six in Canada and one in Germany.

    Gross Profit. Cost of sales includes merchandise, occupancy and delivery costs (including fees paid to drivers and transportation and delivery agents). Gross profit as a percentage of sales was 25.1% and 25.6% for the three and six month periods ended August 31, 1996, respectively, compared to 25.9% and 26.1% for the same periods in the prior year. Decreases in the gross profit percentage are primarily a result of the newly acquired software distribution business which has lower merchandise margins.

    Warehouse Operating and Selling Expenses. Warehouse operating and selling expenses primarily include labor and administrative costs associated with operating regional warehouses and sales offices, selling expenses and commissions related to the Company's direct sales force, and warehouse assimilation costs. Consolidated warehouse operating and selling expenses as a percentage of sales were 18.0% and 18.5% for the three and six month periods ended August 31, 1996, respectively, compared to 18.9% for both periods in the prior year. These decreases as a percentage of sales reflect the continuing efforts to reduce regional operating expenses. Consolidated warehouse operating and selling expenses increased by $38,187,000, or 54.3%, to $108,496,000 in the three months ended August 31, 1996 from $70,309,000 in the three months ended August 26, 1995; and by $70,885,000, or 53.3%, to $203,805,000 in the six months ended August 31, 1996 from $132,920,000 in the six months ended August 26, 1995. These increases are primarily attributable to the 81 acquisitions completed since August 26, 1995.

    Warehouse operating and selling expenses for international operations increased to 22.6% of international sales for the three months ended August 31, 1996 from 19.3% of international sales in the three months ended August 26, 1995; and to 22.3% from 19.6% of international sales for the respective six-month periods, primarily as a result of Australian warehouse assimilation expenses.

    Corporate General and Administrative Expenses. Corporate general and administrative expenses include central expenses incurred to provide corporate oversight and support for regional operations and goodwill amortization. Corporate general and administrative expenses increased by $9,169,000 to $19,684,000 for the three months ended August 31, 1996 from $10,515,000 for the three months ended August 26, 1995; and increased by $15,859,000 to

$35,617,000 from $19,758,000 for the respective six month periods. As a percentage of net sales, corporate general and administrative expenses increased to 3.3% and 3.2% for the three and six month periods ended August 31, 1996 from 2.8% for both the three and six month periods ended August 26, 1995. These increases reflect the costs associated with developing a larger corporate staff to support acquisition efforts, international expansion and the development and implementation of the Company's proprietary distribution system, and increased goodwill amortization resulting from purchase acquisitions since August 1995.

     Operating Profit. Consolidated operating profit of $22,822,000 for the three months ended August 31, 1996 increased 49.1% compared to operating profit of $15,311,000 for the three months ended August 26,1995; and 42.2% for the respective six-month period ends to $43,025,000 from $30,265,000. Consolidated operating profit as a percentage of net sales decreased to 3.8% for the three months ended August 31, 1996 from 4.1% for the three months ended August 26, 1995 and to 3.9% from 4.3% for the respective six-month periods primarily as a result of consolidation projects in international operations. International operating profit as a percentage of international sales decreased to an operating loss of .5% for the three months ended August 31, 1996 from an operating profit of 4.0% for the three months ended August 26, 1995 and decreased to .4% from 3.9% for the six month periods ended August 31, 1996 and August 26, 1995, respectively. These decreases are primarily the result of warehouse assimilation costs in Australia related to the consolidation of acquisitions.

    Operating profit as a percentage of sales for the domestic product distribution segment increased to 4.2% from 3.5% for the three month periods ended August 31, 1996 and August 26, 1995, respectively; and to 4.0% from 3.6% for the six month periods ended August 31, 1996 and August 26, 1995, respectively. These increases reflect the lower warehouse operating and selling expenses as a percentage of net sales. Operating profit as a percentage of sales for the delivery segment increased to 6.7% from 6.2% for the three months ended August 31, 1996 and August 26, 1995, respectively; and to 6.7% from 6.6% for the six month periods ended August 31, 1996 and August 26, 1995, respectively.

    Interest Expense. Net interest expense of $4,045,000 and $7,324,000 for the three and six month periods ended August 31, 1996 decreased by 18.8% for both periods from $4,979,000 and $9,015,000 for the three and six month periods ended August 26, 1995, respectively. The decrease in net interest expense is a result of the repayment of higher yield Young debt with borrowings from the Company's lower yield senior credit facility, and the issuance of $325,000,000 principal amount of Notes in June 1996. The Company used a portion of the proceeds from the Notes to repay debt which was at a higher interest rate, and invested the unused proceeds.

    Minority Interest. Minority interest expense decreased by $779,000 to income of $330,000 for the three month period ended August 31, 1996 from an expense of $449,000 for the three months ended August 26, 1995; and by $665,000 to income of $101,000 for the six month period ended August 31, 1996 from an expense of $564,000 for the six months ended August 26, 1995, reflecting the operating losses in Australia. The Company currently owns 52.5% of Corporate Express Australia and 51% of Corporate Express United Kingdom.

    Net Income. Net income of $11,165,000 and $20,781,000 for the three and six month periods ended August 31, 1996 compared to net income of $5,755,000 and $12,261,000 for the three and six month periods ended August 26, 1995. The after-tax profitability is reduced by an increase in the effective tax rate to 42.3% and 42.1% in the three and six months ended August 31, 1996 from 40.0% and 39.6% in the three and six months ended August 26, 1995 due to the impact of international consolidation projects in fiscal 1996 and the utilization of net operating losses in the fiscal 1995 periods.

    Other. The net accounts receivable balance at August 31, 1996 of $344,337,000 increased from $266,360,000 at March 2, 1996, primarily as a result of acquired receivables. The allowance for doubtful accounts as a percentage of consolidated accounts receivable was 1.9% and 2.0% at August 31, 1996 and March 2, 1996, respectively, remaining relatively unchanged.

    The inventory balance at August 31, 1996 of $141,895,000 increased from $101,995,000 at March 2, 1996 primarily as a result of acquired inventories.

    Goodwill at August 31, 1996 of $530,049,000 increased from $324,603,000 at March 2, 1996, reflecting net additions from acquisitions of $211,714,000, offset by current year amortization of $6,268,000.

    The trade accounts payable balance at August 31, 1996 of $209,298,000 increased from $135,069,000 at March 2, 1996, primarily as a result of acquired trade payables of $62,378,000.

    Accrued purchase costs at August 31, 1996 of $7,941,000 increased from the March 2, 1996 balance of $3,049,000. This increase reflects acquisition additions of $6,478,000 and usage of $1,586,000. The remaining balance represents the current estimate for costs to be incurred in conjunction with current consolidation projects and certain newly acquired operations. (See Note 2 in the Consolidated Financial Statements.)

    The accrued merger and related costs balance at August 31, 1996 of $16,397,000 decreased by $8,483,000 from the March 2, 1996 balance of $24,880,000, primarily as a result of payments of the Delivery and Young merger transaction costs. (See Note 3 in the Consolidated Financial Statements.)

Liquidity and Capital Resources

    The Company has historically financed its operations through internally generated funds and borrowings from commercial banks, and has financed its acquisitions through the use of such funds and the issuance of equity and debt securities.

    On June 24, 1996, the Company issued $325,000,000 principal amount of Notes. The Notes are convertible into the Company's Common Stock at a conversion price of $50 per share, subject to adjustments under certain conditions. A portion of the proceeds from the sale of the Notes was used to repay the Company's revolving credit facility and an acquisition note payable with the remaining proceeds being used to fund acquisitions and for other general corporate purposes.

    The Company's revolving credit facility (the "Senior Credit Facility") was amended on May 10, 1996 to increase the Company's borrowing capacity from $90,000,000 to $250,000,000, subject to borrowing base and other restrictions and to lower the cost of its borrowings to LIBOR plus 1.25%. The indebtedness under the Senior Credit Facility is secured by substantially all of the assets, including accounts receivable and inventory of the Company and its United States subsidiaries. On May 31, 1996, the Company borrowed on its Senior Credit Facility and repaid in full the $33,270,000 outstanding Delivery revolving credit facility. On June 24, 1996, the outstanding amounts under the Senior Credit Facility were paid in full from funds generated from the issuance of the Notes. Upon this repayment, the borrowing capacity of the Senior Credit Facility was reduced from the amended capacity of $250,000,000 to $90,000,000, subject to borrowing base and other restrictions. The Company is currently replacing the existing Senior Credit Facility with a multiple currency revolving credit facility with an estimated borrowing capacity of $350,000,000 and lower interest rates. In connection with this change in facility, the Company expects to write-off approximately $1,200,000 in prepaid bank fees in the third fiscal quarter.

    During the first six months of fiscal 1996, the Company acquired 52 companies, of which 43 were accounted for as purchases and nine were accounted for as poolings of interests not requiring prior period restatement due to immateriality. The 43 companies were acquired for a net cash purchase price of $185,799,000 and 309,000 shares of common stock. Of the nine poolings of interests acquisitions, one was a contract stationer and eight were delivery operations and were acquired for 590,000 shares of common stock. Total liabilities assumed in connection with these acquisitions were $133,345,000. In addition, the Company made payments of approximately $6,308,000 related to acquisitions completed in fiscal 1995 and 1994 and prepaid acquisition costs.

    The Company had capital expenditures of $55,649,000 in the first six months of fiscal 1996 for the corporate headquarters facility, the purchase and development of the Miami warehouse, the development of the Company's proprietary distribution system, warehouse reconfigurations, telecommunications equipment, delivery vehicles, and leasehold improvements.

    Cash and cash equivalents increased by $60,363,000 in the first six months of fiscal 1996. This increase reflects net proceeds from the sale of the Notes and other net long-term borrowings of $323,722,000, primarily offset by cash paid for acquisitions of $192,107,000 and net repayments on the line of credit.

    The Company believes the borrowing capacity under the Senior Credit Facility, together with proceeds from the sale of the Notes, coupled with its cash on hand, capital resources and cash flows, will be sufficient to fund its ongoing operations, anticipated capital expenditures and acquisition activity for the next twelve months. However, actual capital needs may change, particularly in connection with acquisitions which the Company may consummate in the future.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of the shareholders of the Company was held on August 8, 1996. Of the 69,132,672 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present, in person or by proxy, 54,367,561 shares, or 78.64% of those shares eligible to vote, such percentage representing a quorum.

     The matters voted upon at the annual meeting and the votes cast for, against and abstaining as to each matter, were as follows:

     (1) The election of directors of the Company to serve until the next meeting of shareholders or until their successors are duly elected and qualified.

                Name                Votes For     Votes Withheld
                ----                ----------    ---------------

                Jirka Rysavy        54,009,510        358,051
                                    ----------        -------

                Robert L. King      54,011,670        355,891
                                    ----------        -------

                Janet A. Hickey     53,966,858        400,703
                                    ----------        -------

                Clayton K. Trier    54,035,555        332,006
                                    ----------        -------

                Mo Siegel           54,018,839        348,722
                                    ----------        -------

     (2) To approve an amendment to the Articles of Incorporation to increase the number of Common Stock authorized from 100,000,000 to 300,000,000:

              For            Against       Abstain   Broker Non-Votes

           41,499,622      12,426,043      17,547      424,349
           ----------      ----------      ------      -------

     (3) To approve an amendment to the 1994 Stock Option and Incentive Plan to increase the number of shares authorized for grant from 1,875,000 to 6,375,000:

              For            Against      Abstain   Broker Non-Votes

           36,106,873      13,413,772      49,474      4,797,442
           ----------      ----------      ------      ---------


     (4) To approve an amendment to the 1994 Executive Stock Option Plan to increase the number of shares authorized for grant from 2,250,000 to 3,750,000:

              For            Against      Abstain   Broker Non-Votes

           37,516,000      12,122,029     189,541      4,539,991
           ----------      ----------     -------      ---------


     (5) To approve the 1996 Stock Option Plan for Outside Directors:

              For            Against      Abstain   Broker Non-Votes

           48,392,996       1,685,414      42,512      4,246,639
           ----------       ---------      ------      ---------


Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------

          11.1 Computation of Earnings Per Share

     (b)  Reports on Form 8-K
          -------------------

          Report on Form 8-K/A filed on June 19, 1996.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE EXPRESS, INC.



                                   By: /s/ SAM R. LENO
                                      ------------------------------------
                                         Sam R. Leno
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Financial Officer and Duly
                                          Authorized Officer)

Date:    October 15, 1996