Form 10-Q
period 1996-11-30
CORPORATE EXPRESS INC
filed 1997-01-14
CIK 878130

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO _______

                          Commission File No. 0-24642

                            CORPORATE EXPRESS, INC.
             (Exact name of registrant as specified in its charter)

          Colorado                                           84-0978360
----------------------------                             ---------------------
  (State of incorporation or                             (I.R.S. Employer
   organization)                                         Identification No.)

    1 Environmental Way
     Broomfield, Colorado                                         80021
----------------------------                              --------------------
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (303) 664-2000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X                          No
                        --------                         --------

         The number of shares of the registrant's common stock, par value $.0002 per share, outstanding as of January 6, 1997 was 77,934,027.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             CORPORATE EXPRESS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

ASSETS
                                                               November 30,                 March 2,
                                                                   1996                      1996
                                                            --------------------       ------------------
                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                     $    33,667                 $  29,755
  Trade accounts receivable, net of allowance
    of $10,169 and $5,426, respectively                             460,145                   287,759
  Notes and other receivables                                        57,914                    28,218
  Inventories                                                       158,008                   102,332
  Deferred income taxes                                              19,636                    18,157
  Other current assets                                               35,345                    24,315
                                                                -----------                 ---------
          Total current assets                                      764,715                   490,536

Property and equipment:
  Land                                                               14,157                     8,553
  Buildings and leasehold improvements                               99,016                    35,804
  Furniture and equipment                                           206,181                   117,912
                                                                -----------                 ---------
                                                                    319,354                   162,269

  Less accumulated depreciation                                     (90,165)                  (50,415)
                                                                -----------                 ---------
                                                                    229,189                   111,854

Goodwill, net                                                       637,066                   332,103
Other assets, net                                                    58,075                    17,058
                                                                -----------                 ---------

          Total assets                                          $ 1,689,045                 $ 951,551
                                                                ===========                 =========


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                             CORPORATE EXPRESS, INC.

                                 (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                             November 30,                       March 2,
                                                                                 1996                             1996
                                                                         ----------------------          -----------------------
                                                                                              (Unaudited)
Current liabilities:
  Accounts payable - trade                                                 $    261,671                      $    149,787
  Payable for acquisitions                                                        7,703                             2,063
  Accrued payroll and benefits                                                   42,329                            23,834
  Accrued purchase costs                                                         13,202                             3,049
  Accrued merger and related costs                                               21,986                            24,880
  Other accrued liabilities                                                      71,516                            45,637
  Current portion of long-term debt and capital leases                           22,735                            21,164
                                                                           ------------                      ------------
     Total current liabilities                                                  441,142                           270,414

Capital lease obligations                                                        11,325                             9,568
Long-term debt                                                                  545,588                           132,840
Deferred income taxes                                                            15,255                             7,374
Minority interest in subsidiaries                                                22,476                            24,843
Other non-current liabilities                                                     9,189                             2,183
                                                                           ------------                      ------------
     Total liabilities                                                        1,044,975                           447,222

Contingencies (Note 9)

Shareholders' equity:
  Common stock, $.0002 par value, 100,000,000 shares
    authorized, 74,103,000 and 69,836,000 shares
    issued and outstanding, respectively                                             15                                14
  Additional paid-in capital                                                    610,666                           507,325
  Retained earnings (accumulated deficit)                                        27,202                            (3,607)
  Foreign currency translation adjustments                                        6,187                               597
                                                                           ------------                      ------------
     Total shareholders' equity                                                 644,070                           504,329
                                                                           ------------                      ------------

          Total liabilities and shareholders' equity                       $  1,689,045                      $    951,551
                                                                           ============                      ============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CORPORATE EXPRESS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                               Three Months Ended                     Nine Months Ended
                                                        ---------------------------------   -----------------------------------
                                                         November 30,       November 25,        November 30,       November 25,
                                                             1996               1995                1996               1995
                                                        --------------    ---------------   ---------------    ---------------
                                                                   (Unaudited)                          (Unaudited)
Net sales                                                  $ 825,940         $ 435,312         $ 2,106,429          $ 1,173,586
Cost of sales                                                622,271           321,117           1,582,332              870,284
                                                           ---------         ---------         -----------          -----------
     Gross profit                                            203,669           114,195             524,097              303,302


Warehouse operating and selling expense                      142,131            80,046             374,134              216,938
Corporate general and administrative expenses                 23,685            13,234              65,360               33,186
Merger and other nonrecurring charges                         12,366                -               12,366                   -
                                                           ---------         ---------         -----------          -----------
     Operating profit                                         25,487            20,915              72,237               53,178


Interest expense, net                                          6,623             3,520              15,571               12,592
                                                           ---------         ---------         -----------          -----------
     Income before income taxes                               18,864            17,395              56,666               40,586

Income tax expense                                            12,076             6,295              28,107               15,651
                                                           ---------         ---------         -----------          -----------
Income before minority interest                                6,788            11,100              28,559               24,935
Minority interest                                               (360)              467                (461)               1,031
                                                           ---------         ---------         -----------          -----------

Net income                                                 $   7,148         $  10,633         $    29,020          $    23,904
                                                           =========         =========         ===========          ===========

Net income per share                                       $     .09         $     .15         $       .36          $       .36
                                                           =========         =========         ===========          ===========

Weighted average common shares outstanding                    82,722            72,357              81,458               67,051
                                                           =========         =========         ===========          ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          CORPORATE EXPRESS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Nine Months Ended
                                                                        ----------------------------------------------
                                                                             November 30,             November 25,
                                                                                 1996                    1995
                                                                        -----------------------   --------------------
                                                                                           (Unaudited)
Cash flows from operating activities:
  Net income                                                                 $   29,020               $   23,904
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                                               20,572                   10,625
      Amortization                                                               14,340                    5,779
      Non-cash portion of merger and restructuring charge                         2,384                      -
      Minority interest                                                            (461)                   1,031
      Other                                                                      (1,388)                     792
  Changes in assets and liabilities:
      Increase in accounts receivable                                           (61,447)                 (53,636)
      Increase in inventory                                                     (13,190)                 (20,712)
      Increase in other current assets                                           (7,163)                  (5,380)
      Decrease (increase) in other assets                                         1,281                   (1,525)
      Decrease in accounts payable                                               19,990                    5,006
      Decrease in accrued liabilities                                            10,749                    2,188
                                                                              ---------                ---------
Net cash provided by (used in) operating activities                              14,687                  (31,928)
                                                                              ---------                ---------
Cash flows from investing activities:
  Proceeds from sale of assets                                                    1,829                    5,032
  Capital expenditures                                                          (84,740)                 (29,518)
  Payment for acquisitions, net of cash acquired                               (227,026)                 (84,306)
  Purchase of marketable securities                                             (18,273)                     -
  Other, net                                                                     (8,730)                  (5,427)
                                                                              ---------                ---------
Net cash used in investing activities                                          (336,940)                (114,219)
                                                                              ---------                ---------

Cash flows from financing activities:
  Issuance of  common stock                                                       8,606                  456,063
  Purchase of common stock held by OfficeMax                                        -                   (195,831)
  Debt issuance costs                                                            (8,428)                 (19,057)
  Proceeds from long-term borrowings                                            344,834                   11,708
  Repayments of long-term borrowings                                            (13,580)                  (9,001)
  Proceeds from short-term borrowings                                               -                     17,578
  Repayments of short-term borrowings                                           (20,857)                  (8,194)
  Net proceeds from (payments on) line of credit                                 15,896                  (24,600)
  Other                                                                            (349)                  (1,352)
                                                                              ---------                ---------
Net cash provided by financing activities                                       326,122                  227,314
                                                                              ---------                ---------
Net cash used by discontinued operations                                           (177)                    (214)
                                                                              ---------                ---------
Effect of foreign currency exchange rate changes on cash                            220                     (400)
                                                                              ---------                ---------
Increase in cash and cash equivalents                                             3,912                   80,553
Cash and cash equivalents, beginning of period                                   29,755                   16,345
                                                                              ---------                ---------
Cash and cash equivalents, end of period                                      $  33,667                $  96,898
                                                                              =========                =========

The accompanying notes are an integral part of the consolidated financial statements.

                             CORPORATE EXPRESS, INC.

Supplemental schedule of noncash investing and financing activities:

Capital lease obligations in the amount of $5,853,000 and $3,675,000 were incurred during the nine months ended November 30, 1996 and November 25, 1995, respectively, for equipment and software.

During the nine months ended November 30, 1996, the Company acquired, for a net cash purchase price of $219,917,000 and 2,421,000 shares of common stock, 61 office products distributors and 20 service companies. Of these 81 acquisitions, 70 were accounted for as purchases and 11 were accounted for as immaterial poolings of interests. In addition, the Company completed an acquisition which was accounted for as a pooling of interests with financial results included from March 3, 1996 for 4,221,000 shares of common stock. During the nine months ended November 25, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of 27 office products distributors and 14 service companies for a net cash outlay of $77,718,000. In conjunction with these acquisitions, liabilities were assumed as follows:

                                            Nine Months Ended
                                       -----------------------------
                                         November 30,    November 25,
                                            1996            1995
                                       --------------    -----------
                                              (In thousands)
                                                (Unaudited)
Fair value of assets acquired             $541,469        $156,077
Cash paid, net of cash acquired            219,917          77,718
Issuance of notes payable                    4,325           3,000
Issuance of stock                           75,620           1,862
Minority interest in subsidiary                  -          11,138
Purchase price payable, included
   in current liabilities                    4,724           2,708
                                          --------        --------
Liabilities assumed                       $236,883        $ 59,651
                                          ========        ========




In addition to the amounts set forth above, during the nine month periods ended November 30, 1996 and November 25, 1995, the Company paid $4,820,000 and $6,588,000, respectively, for prior period acquisitions.

During the period ended November 30, 1996, the Company paid $2,289,000 to dissenting shareholders of a pooled company; purchased a warehouse facility for 135,000 shares of common stock; issued 71,471 shares of common stock to retire convertible debt of $1,449,400 previously issued by one of the Company's acquired subsidiaries; and acquired the remaining 49% interest in Corporate Express United Kingdom for 333,782 shares of common stock.

        The accompanying notes are an integral part of the consolidated financial statements.

                             CORPORATE EXPRESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies

     The consolidated financial statements include the accounts of Corporate Express, Inc. ("Corporate Express" or the "Company") and its majority owned subsidiaries. DSU Acquisition Corp., a wholly-owned subsidiary of the Company, was merged with and into U.S. Delivery Systems, Inc. ("Delivery") on March 1, 1996, CEX Acquisition Corp., a wholly-owned subsidiary of the Company, was merged with and into Richard Young Journal, Inc. ("Young") on February 27, 1996, Bevo Acquisition Corp., Inc., a wholly-owned subsidiary of the Company, was merged with and into United TransNet, Inc. ("UT") on November 8, 1996, and Nimsa S.A. ("Nimsa") was acquired by the Company on October 31, 1996. These mergers were accounted for as poolings of interests and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of Delivery, Young, and Nimsa for all periods prior to the mergers. The accompanying financial statements have been restated to include the operations of UT effective March 3, 1996; prior year UT operations were immaterial. Acquisitions accounted for as purchases are included in the accounts and operations as of the effective date of the transaction and immaterial acquisitions accounted for as poolings of interests are included in the accounts and operations as of the beginning of the fiscal quarter in which the transaction is effective. The Company accounts for its investments in less than 50% owned entities using the equity or cost methods. All intercompany balances and transactions have been eliminated.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1996.

     The goodwill balance shown on the consolidated balance sheet is net of accumulated amortization of $31,631,000 as of November 30, 1996 and $16,227,000 as of March 2, 1996.

     Certain of the Company's locations calculate cost of sales using an estimated gross profit method for interim periods. Cost of sales at these locations are adjusted based on physical inventories which are performed no less than once a year.

     Certain reclassifications from new warehouse assimilation expenses to warehouse operating and selling expense and corporate general and administrative expense have been made to the November 25, 1995 statement of operations to conform to the November 30, 1996 presentation.

2.   Pooling of Interests Transactions

     Effective October 31, 1996, the Company issued approximately 750,000 shares of common stock and paid approximately $2,289,000 to the consenting and dissenting shareholders, respectively, of Nimsa, a computer software reseller located in Paris, France in exchange for all of Nimsa's outstanding common stock. Effective November 8, 1996, the Company issued approximately 4,221,000 shares of common stock in exchange for all of the outstanding stock of UT, the second largest same-day delivery service provider in the United States.

   Separate results of operations for the periods prior to the mergers are as follows:


                                         Nine Months Ended
                                   ---------------------------
                                   November 30,    November 25,
                                      1996            1995
                                   ------------    -----------
                                          (In thousands)
                                           (Unaudited)
Net sales:
   Corporate Express                $1,857,972      $1,121,637
   Nimsa                                52,258          51,949
   UT                                  196,199              --
                                    ----------      ----------
   Combined                         $2,106,429      $1,173,586
                                    ==========      ==========

Net income:
   Corporate Express                $   26,445      $   22,636
   Nimsa                                 1,206           1,268
   UT                                    1,369              --
                                    ----------      ----------
   Combined                         $   29,020      $   23,904
                                    ==========      ==========

   The consolidated statement of operations for the nine months ended November 30, 1996 includes the income and expenses of Corporate Express, Nimsa and UT for the nine months ended November 30, 1996. The merger of six companies forming UT was completed as of December 20, 1995; consequently, there were no results of operations for UT prior to this date. The UT results of operations from December 20, 1995 to March 2, 1996 were considered immaterial and, therefore, no restatement of fiscal 1995 financial statements has been made. The Nimsa statement of operations for its nine months ended March 31, 1996 has been combined with the Corporate Express statement of operations for the nine months ended November 25, 1995. As Nimsa had a June fiscal year end, the results of operations for its year ended June 30, 1996 will be combined with the Corporate Express statement of operations for the year ended March 2, 1996. Due to the method which was used to conform the Nimsa year end to Corporate Express' fiscal year end, Nimsa's results of operations for the March 1996 to June 1996 period are included in both the combined results of operations for the fiscal year ended March 2, 1996 as well as the combined results of operations for the nine months ended November 30, 1996; therefore, an adjustment has been made in fiscal 1996 to debit retained earnings directly for the March 1996 to June 1996 Nimsa net income of $630,000. Nimsa's net sales for the March 1996 to June 1996 period were $25,986,000.

   In addition to the Nimsa and UT acquisitions, the Company completed eleven other acquisitions which were accounted for as immaterial poolings of interests for approximately 962,000 shares of common stock. The financial statements for these immaterial acquisitions for periods prior to the acquisition have not been restated.

3. Merger and Other Nonrecurring Charges

   In the third quarter of fiscal 1996, the Company recorded a net merger and other nonrecurring charge of $12,366,000. This net charge is comprised of $19,937,000 in merger and other nonrecurring charges primarily in conjunction with the acquisitions of UT and Nimsa, offset by $7,571,000 in adjustments to the merger and other nonrecurring charge established in the fourth quarter of fiscal 1995, largely caused by changes in plans due to the acquisition of UT. The fiscal 1996 third quarter charges include the actual costs of completing the acquisitions and anticipated costs for merging various UT facilities into Company locations and closing redundant facilities. The charge includes the closure of 113 facilities and the reduction of approximately 440 employees.


                                                                                                       Balance
                                                   Cash       Non-Cash      Total          Usage       11/30/96
                                                   ----       --------      -----          -----       --------
Merger transaction costs (1)                     $ 8,802                   $ 8,802        $(3,476)     $ 5,326
Severance and terminations (2)                     4,036                     4,036           (121)       3,915
Facility closure and consolidation (3)             4,075                     4,075            (54)       4,021
                                                 -------                   -------        -------      -------
Accrued merger and related costs, balance         16,913                    16,913         (3,651)      13,262
Other asset write-downs and costs (4)                          $3,024        3,024           (442)       2,582
                                                 -------       ------      -------        -------      -------
     Total charge                                $16,913       $3,024      $19,937        $(4,093)     $15,844
                                                 =======       ======      =======        =======      =======

(1) Merger transaction costs are the direct costs from the pooling transactions and include legal, investment banking, printing and other related costs.

(2) Severance and employee termination costs are related to the elimination of duplicate management positions and facility closures and consolidations.

(3) Facility closure and consolidation costs are the estimated costs to close redundant facilities, lease costs and other costs associated with closed facilities.

(4) Other asset write-downs and costs include software, leasehold improvements and equipment being abandoned or written off as a result of the UT acquisition and deferred loan costs written off when loans required repayment as a result of the acquisition.

     The liability established in the fourth quarter of fiscal 1995 in conjunction with the Delivery and Young acquisitions was adjusted to reflect the actual merger transaction costs incurred and revised plans primarily as a result of the integration of UT with Delivery. This adjustment was recorded as an offset to the third quarter merger and other nonrecurring charge.

                                                 Balance        Cash      Non-Cash                    Balance
                                                 3/2/96       Payments      Usage       Adjustment    11/30/96
                                                 -------      --------    --------      ----------    --------
Merger transaction costs (1)                    $  9,161      $(7,028)                   $   (259)     $ 1,874
Severance and terminations (2)                     7,165       (1,408)                     (2,550)       3,207
Facility closure and consolidation (3)             8,554         (790)                     (4,121)       3,643
                                                --------      -------                    --------      -------
Accrued merger and related costs, balance         24,880       (9,226)                     (6,930)       8,724
Other asset write-downs and costs                  3,789                      (657)          (641)       2,491
                                                -------       ------         -----       --------      -------
     Total                                       $28,669      $(9,226)       $(657)       $(7,571)     $11,215
                                                 =======      =======        =====        =======      =======

(1) Remaining merger transactions costs represent the estimated contract buy-outs for certain former Delivery employees and other transaction costs, both of which are being negotiated.

(2) Severance and termination costs are the severance payments related to facility closures and centralization of certain shared services. Approximately 66 of the 760 employees originally estimated to be terminated have been terminated as of November 30, 1996, and 129 positions will no longer be eliminated as a result of the revised exit plan.

(3) Of the 88 facilities originally estimated to be closed or consolidated, 17 have been closed or consolidated as of November 30, 1996, and 18 facilities will no longer be eliminated as a result of the revised exit plan.

4.   Purchase Transactions

     On May 15, 1996, the Company acquired all of the outstanding capital stock of ASAP Software Express, Inc. ("ASAP"), a distributor of software to large corporations, for a purchase price of $97,611,000 offset by cash acquired of $13,792,000. In addition, the Company purchased all of the outstanding capital stock of Boulevard Produits De Bureau, Inc. ("Boulevard"), a seller of office supplies, furniture and equipment, for a net cash purchase price of

$16,102,000. The Company also repaid $9,498,000 of Boulevard promissory notes with cash of $731,900 and 237,888 shares of the Company's common stock. The excess of the purchase price over the fair market value of the net tangible assets acquired in both acquisitions was allocated to goodwill.

     The operating results of ASAP and Boulevard are included in the Company's consolidated statement of operations from the effective date of each acquisition. The following pro forma financial information assumes the ASAP and Boulevard acquisitions occurred on February 26, 1995. The pro forma financial information also gives effect to the sale of $325,000,000 principal amount of the Company's 4 1/2% Convertible Notes due July 1, 2000 (the "Notes") in June 1996 as if such sales occurred on February 26, 1995. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transactions occurred at the beginning of the period, or of results which may occur in the future. The pro forma results listed below are unaudited.

                                                 Nine Months Ended
                                      -----------------------------------------
                                      November 30, 1996       November 25, 1995
                                      -----------------       -----------------
                                       (In thousands, except per share amounts)
     Net sales                         $2,157,422                 $1,328,733
     Net income                            31,057                     26,767
     Net income per share                    0.38                      0.40

     Including the ASAP and Boulevard acquisitions, the Company completed 70 acquisitions during the nine-month period ended November 30, 1996 which were accounted for under the purchase method of accounting for a net cash purchase price of $219,917,000 and approximately 1,459,000 shares of common stock.

5.   Accrued Purchase Costs

     In conjunction with purchase acquisitions, the Company accrues the direct external costs associated with closing redundant facilities of acquired companies, and severance and relocation payments to the acquired company's employees. Prior to the adoption of EITF 95-3 in May 1995, the Company also accrued the external incremental costs of converting acquired company computer systems to the Company's systems.

     The following tables set forth activity in the Company's accrued purchase liabilities for the period ended November 30, 1996:

Prior to EITF 95-3:


                                                   Warehouse                                     Disposition
                                                   and System        Redundant                    of Assets
                                      Total       Integrations       Facilities     Severance     and Other
                                      -----       ------------       ----------     ---------    -----------
                                                                     (In thousands)
Balance, March 2, 1996                $1,264          $  750            $ 403        $   41        $  70
Payments                                (630)           (419)            (170)          (41)
Reversals to Goodwill                   (503)           (212)            (221)                       (70)
                                       -----          ------            -----        ------        -----
Balance, November 30, 1996 (1)         $ 131          $  119            $  12        $    0        $   0
                                       =====          ======            =====        ======        =====

(1) Remaining balances relate primarily to current consolidation projects in Mid-Atlantic and Canada and reflect the estimated remaining costs to be incurred in conjunction with these projects.

After adoption of EITF 95-3:

                                                                                                    Disposition
                                                   Facility         Redundant                        of Assets
                                     Total        Exit Costs       Facilities        Severance       and Other
                                     -----        ----------       ----------        ---------      -----------
                                                                  (In thousands)
Balance, March 2, 1996              $ 1,785          $ 514           $  198           $   772        $  301
Additions                            13,594            785            4,732             6,562         1,515
Payments                             (2,218)          (295)            (339)           (1,411)         (173)
Reversals to Goodwill                   (90)           (10)             (74)              24            (30)
                                    -------          -----           ------           -------        ------
Balance, November 30, 1996          $13,071          $ 994           $4,517           $ 5,947        $1,613
                                    =======          =====           ======           =======        ======

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

8.   Subsequent Events

     Subsequent to November 30, 1996, the Company completed four acquisitions for a combined cash purchase price of approximately $5,785,000 and 142,000 shares of common stock and the Company signed an agreement providing for the merger of a wholly-owned subsidiary of the Company with a specialty product distribution company with projected 1997 annual revenues of approximately $115 million (actual results may differ from projections). Consummation of the merger is subject to receipt of regulatory approvals, satisfactory confirmation that the merger will be treated as a tax-free reorganization and accounted for as a pooling of interest, and other customary conditions.

9.   Contingencies

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

                             CORPORATE EXPRESS, INC.

        Item 2 -- Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Results of Operations

     Net Sales. Consolidated net sales increased 89.7% to $825,940,000 in the three months ended November 30, 1996 from $435,312,000 in the three months ended November 25, 1995, and 79.5% to $2,106,429,000 from $1,173,586,000 for the respective nine-month periods. Net sales for the Company's product distribution business increased 79.5% to $621,820,000 in the three months ended November 30, 1996, from $346,474,000 in the three months ended November 25, 1995 while the Company's service business increased 129.8% to $204,120,000 from $88,838, 000 in the respective three-month periods. The product distribution business increased 68.8% to $1,556,908,000 for the nine months ended November 30, 1996 compared to $922,468,000 in the nine months ended November 25, 1995, while the service business increased 118.8% to $549,521,000 from $251,118,000 in the respective nine-month periods. These increases are primarily attributable to 92 acquisitions completed since November 25, 1995.

     International operations accounted for 20.9% of net sales, or $172,236,000, for the three months ended November 30, 1996 compared to 15.1% of net sales, or $65,674,000, for the three months ended November 25, 1995, and 18.5% of net sales, or $390,632,000, for the nine months ended November 30, 1996 up from 13.3% of net sales or $156,108,000 for the nine months ended November 25, 1995. Since November 25, 1995, the Company has acquired 31 companies outside of the United States, including ten through Corporate Express Australia (seven in Australia and three in New Zealand), eight in the United Kingdom, nine in Canada, three in Germany and one in France.

     Gross Profit. Cost of sales includes merchandise, occupancy and delivery costs (including fees paid to drivers and transportation and delivery agents). Gross profit as a percentage of sales was 24.7% and 26.2% for the three-month periods ended November 30, 1996 and November 25, 1995, respectively, and was 24.9% and 25.8% for the respective nine-month periods. Decreases in the gross profit percentage are primarily a result of the newly acquired software distribution business which has lower merchandise margins, and the inclusion of UT, which operates at lower margins, in the fiscal 1996 results. The third quarter merchandise component of gross profit improved compared to prior quarters as a result of increased vendor rebates related to higher levels achieved in vendor programs.

     Warehouse Operating and Selling Expenses. Warehouse operating and selling expenses primarily include labor and administrative costs associated with operating regional warehouses and sales offices, selling expenses and commissions related to the Company's direct sales force, and warehouse assimilation costs. Consolidated warehouse operating and selling expenses as a percentage of sales were 17.2% and 18.4% for the three-month periods ended November 30, 1996 and November 25, 1995, respectively, and were 17.8% and 18.5% for the respective nine-month periods. These decreases as a percentage of sales reflect the continuing efforts to reduce regional operating expenses, as well as the inclusion of software distribution businesses acquired in fiscal year 1996 which have lower expense bases. Consolidated warehouse operating and selling expenses increased by $62,085,000, or 77.6%, to $142,131,000 in the three months ended November 30, 1996 from $80,046,000 in the three months ended November 25, 1995, and by $157,196,000, or 72.5%, to $374,134,000 in the nine months ended
November 30, 1996 from $216,938,000 in the nine months ended November 25, 1995. These increases are primarily attributable to the 92 acquisitions completed since November 25, 1995.

     Warehouse operating and selling expenses for international operations increased to 18.4% of international sales for the three months ended November 30, 1996 from 16.9% of international sales in the three months ended November 25, 1995; and to 19.7% from 16.4% of international sales for the respective nine-month periods, primarily as a result of increased warehouse assimilation expenses in the Company's Australian operations.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses include central expenses incurred to provide corporate oversight and support for regional operations and goodwill amortization. Corporate general and administrative expenses increased by $10,451,000 to $23,685,000 for the three months ended November 30, 1996 from $13,234,000 for the three months ended November 25, 1995; and increased by $32,174,000 to $65,360,000 from $33,186,000 for the respective nine-month periods. These increases reflect the corporate general and administrative costs of acquired entities, the costs associated with developing a larger corporate staff to support acquisitions, international expansion and the development and implementation of the Company's proprietary distribution system, and increased goodwill amortization resulting from purchase acquisitions since November 1995. As a percentage of net sales, corporate general and administrative expenses were 2.9% and 3.0% for the three-month periods ended November 30, 1996 and November 25, 1995, respectively, and were 3.1% and 2.8% for the respective nine-month periods.

     Merger and Other Nonrecurring Charges. In the third quarter of fiscal 1996, the Company recorded a net merger and other nonrecurring charge of $12,366,000. This net charge is comprised of $19,937,000 in merger and other nonrecurring charges primarily in conjunction with the acquisitions of UT and Nimsa, offset by $7,571,000 in adjustments to the merger and other nonrecurring charge established in the fourth quarter of fiscal 1995, primarily caused by the changes in plans due to the acquisition of UT. The charges include the actual costs of completing the acquisitions and anticipated costs for merging various UT facilities into Company locations and closing redundant facilities. The charge includes the closure of 113 facilities and the reduction of 440 employees within the next two years. These merger and other nonrecurring charges include merger transaction related costs of $8,802,000, severance and employee termination costs of $4,036,000, facility closure and consolidation costs of $4,075,000, and other asset write-downs and costs of $3,024,000.

     The reduction of the liability established in the fourth quarter of fiscal 1995 reflects the merger transaction costs incurred in conjunction with the Delivery and Young acquisitions and revised exit plans primarily as a result of the UT acquisition and the integration into Delivery. The reduction of the fourth quarter merger and other nonrecurring charges included adjustments to merger transaction related costs of $259,000, severance and employee termination costs of $2,550,000, facility closure and consolidation costs of $4,121,000, and other asset write-downs and costs of $641,000. (See Note 3 to the Consolidated Financial Statements.)

     Operating Profit. Operating profit, before merger related and other nonrecurring charges, of $37,853,000, or 4.6% of net sales, for the three months ended November 30, 1996, increased 81.0% compared to operating profit of $20,915,000, or 4.8% of net sales, for the three months ended November 25, 1995. Operating profit, before merger related and other nonrecurring charges, of $84,603,000, or 4.0% of net sales, for the nine months ended November 30, 1996 increased 59.1% compared to operating profit of $53,178,000, or 4.5% of net sales, for the nine months ended November 25, 1995. Consolidated operating profit, including the merger related and other nonrecurring charges, of $25,487,000 for the three months ended November 30, 1996 increased 21.8% compared to operating profit of $20,915,000 for the three months ended November 25, 1995, and 35.8% for the respective nine-month periods to $72,237,000 from $53,178,000. Consolidated operating profit, including the merger related and other nonrecurring charges, as a percentage of net sales decreased to 3.1% for the three months ended November 30, 1996 from 4.8% for the three months ended November 25, 1995, and to 3.4% from 4.5% for the respective nine-month periods due largely to the merger and other nonrecurring charges recorded in the third quarter of fiscal 1996. While domestic product distribution operating profit before merger related and other nonrecurring charges increased as a percentage of sales for the comparable three and nine month periods, to 5.3% from 4.3% and to 4.5% from 3.8%, respectively, consolidated operating profit decreased due to decreased international operating profits and the recent UT acquisition which operates at a lower operating profit margin. International operating profit as a percentage of international sales decreased to 1.0% for the three months ended November 30, 1996 from 3.7% for the three months ended November 25, 1995 and decreased to 1.0% from 4.2% for the nine-month periods ended November 30, 1996 and November 25, 1995, respectively. These decreases are primarily the result of warehouse assimilation costs in Australia related to the consolidation of acquisitions and operating losses in Germany.

     Operating profit before nonrecurring charges as a percentage of sales for the domestic product distribution segment increased to 5.3% from 4.3% for the three-month periods ended November 30, 1996 and November 25, 1995, respectively, and to 4.5% from 3.8% for the nine-month periods ended November 30, 1996 and November 25,

1995, respectively. These increases reflect the lower warehouse operating and selling expenses as a percentage of net sales. Operating profit before nonrecurring charges as a percentage of sales for the service segment decreased to 5.4% from 7.3% for the three months ended November 30, 1996 and November 25, 1995, respectively; and to 4.9% from 6.9% for the nine-month periods ended November 30, 1996 and November 25, 1995, respectively. These decreases are primarily a result of the acquisition of UT, which has lower operating margins.

     Interest Expense. Net interest expense was $6,623,000 and $3,520,000 for the three-month periods ended November 30, 1996 and November 25, 1995, respectively, and was $15,571,000 and $12,592,000 for the respective nine-month periods. The increase in net interest expense reflects increased international interest expense to fund international expansion, the inclusion of UT interest expense in fiscal 1996 results, and interest on the Notes.

     Minority Interest. Minority interest income of $360,000 for the three-month period ended November 30, 1996 compares to an expense of $467,000 for the three months ended November 25, 1995, income of $461,000 for the nine-month period ended November 30, 1996 compares to an expense of $1,031,000 for the nine months ended November 25, 1995, reflecting the operating losses in Australia. The Company currently owns 51.8% of Corporate Express Australia. During the third quarter of fiscal 1996, the Company purchased, for 333,782 shares of the Company's common stock, the remaining 49% ownership interest in Corporate Express United Kingdom.

     Net Income. Net income, before merger and other nonrecurring charges, increased $7,243,000, or 68.1%, to $17,867,000 from $10,633,000 for the three-month periods ended November 30, 1996 and November 25, 1995, respectively and increased $15,844,000, or 66.3%, to $39,748,000 from $23,904,000 for the respective nine-month periods. Including the merger and other nonrecurring charges, net income was $7,148,000 and $10,633,000 for the three-month periods ended November 30, 1996 and November 25, 1995, respectively, and was $29,020,000 and $23,904,000 for the respective nine-month periods. Net income is reduced by an increase in the effective tax rate to 64.0% for the three months ended November 30, 1996 from 36.2% for the three months ended November 25, 1995, and to 49.6% for the nine months ended November 30, 1996 from 38.6% for the nine months ended November 25, 1995 due to certain non-deductible merger charges, the impact of international consolidation projects in fiscal 1996 and the utilization of net operating losses in the fiscal 1995 periods.

     Other. The net accounts receivable balance at November 30, 1996 of $460,145,000 increased from $287,759,000 at March 2, 1996, primarily as a result of acquired receivables. The allowance for doubtful accounts as a percentage of consolidated accounts receivable was 2.2% and 1.9% at November 30, 1996 and March 2, 1996, respectively, remaining relatively unchanged.

     The inventory balance at November 30, 1996 of $158,008,000 increased from $102,332,000 at March 2, 1996 primarily as a result of acquired inventories.

     Goodwill at November 30, 1996 of $637,066,000 increased from $332,103,000 at March 2, 1996, reflecting net additions from acquisitions of $320,367,000, offset by current year amortization of $15,404,000.

     The trade accounts payable balance at November 30, 1996 of $261,671,000 increased from $149,787,000 at March 2, 1996, primarily as a result of acquired trade payables of $91,824,000.

     Accrued purchase costs at November 30, 1996 of $13,202,000 increased from the March 2, 1996 balance of $3,049,000. This increase reflects acquisition additions of $13,594,000 and usage of $2,848,000 and reversals to goodwill of $593,000. The remaining balance represents the current estimate for costs to be incurred in conjunction with current consolidation projects and certain newly acquired operations. (See Note 5 to the Consolidated Financial Statements.)

     The accrued merger and related costs balance at November 30, 1996 of $21,986,000 increased by $16,913,000 as a result of the third quarter merger and other nonrecurring charges and decreased by $6,930,000 for adjustments to the fiscal 1995 fourth quarter charge and by $12,877,000 for fiscal year-to-date usage. (See Note 3 to the Consolidated Financial Statements.)

Liquidity and Capital Resources

     The Company has historically financed its operations through internally generated funds and borrowings from commercial banks, and has financed its acquisitions through the use of such funds and the issuance of equity and debt securities.

     The Company's revolving credit facility (the "Senior Credit Facility") was amended and restated on November 26, 1996 to increase the borrowing capacity from $90,000,000 to $350,000,000, extend the facility termination date to March 31, 2000, lower the cost of its borrowings to LIBOR plus .50%, unsecure the assets of the Company (the previous facility was secured by substantially all of the assets, including accounts receivable and inventory of the Company and its United States subsidiaries), and to make certain other changes. The Senior Credit Facility was previously amended on May 10, 1996 to increase the Company's borrowing capacity from $90,000,000 to $250,000,000, subject to borrowing base and other restrictions and to lower the cost of its borrowings to LIBOR plus 1.25%. On May 31, 1996, the Company borrowed on its Senior Credit Facility and repaid in full the $33,270,000 outstanding revolving credit facility previously established by Delivery. On June 24, 1996, the outstanding amounts under the Senior Credit Facility were paid in full from funds generated from the issuance of the Notes. Upon this repayment, the borrowing capacity of the Senior Credit Facility was reduced from the amended capacity of $250,000,000 to $90,000,000, subject to borrowing base and other restrictions. As of January 3, 1997, the Company had $68,907,000 outstanding under the Senior Credit Facility and an unused borrowing capacity of $281,093,000.

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

     During the first nine months of fiscal 1996, the Company acquired 83 companies, of which 70 were accounted for as purchases for a net cash purchase price of $219,917,000 and an aggregate of 1,459,000 shares of common stock; 11 were accounted for as poolings of interests not requiring prior period restatement due to immateriality for 962,000 shares of common stock; one was accounted for as a pooling of interests with financial results included from March 3, 1996 for 4,221,000 shares of common stock; and one was accounted for as a material pooling of interests for which all prior periods were restated for 750,000 shares of common stock. Total liabilities assumed in connection with the business combinations, excluding the material pooling, were $236,883,000. In addition, the Company made payments of approximately $4,820,000 related to acquisitions completed in fiscal 1995 and fiscal 1994 and prepaid acquisition costs.

     The Company had capital expenditures of $84,740,000 in the first nine months of fiscal 1996 relating to the construction of a new corporate headquarters facility, the purchase and development of the Company's Miami warehouse, the development of the Company's proprietary distribution system, warehouse reconfigurations, telecommunications equipment, delivery vehicles, and leasehold improvements. The Company's headquarters facility is substantially complete and will be occupied in January 1997. The Miami warehouse was completed in the third quarter of fiscal 1996.

     Cash and cash equivalents increased by $3,912,000 in the first nine months of fiscal 1996. This increase reflects cash provided by operating activities of $14,687,000 and net proceeds from the sale of the Notes and other net long-term borrowings of $322,826,000, offset by capital expenditures of $84,740,000, cash paid for acquisitions of $227,026,000, net repayments on other borrowings of $4,961,000, and other net uses of $16,874,000.

     The Company believes the borrowing capacity under the Senior Credit Facility coupled with its cash on hand, capital resources and cash flows, will be sufficient to fund its ongoing operations, anticipated capital expenditures and acquisition activity for the next twelve months. However, actual capital needs may change, particularly in connection with acquisitions which the Company may consummate in the future.

Inflation

     Certain of the Company's product offerings, particularly paper products, have been and are expected to continue to be subject to significant price fluctuations due to inflationary and other market conditions. The Company generally is able to pass such increased costs on to its customers through price increases, although it may not be able to adjust its prices immediately. In addition, significant increases in fuel costs in the future could affect the Company's profitability if these costs cannot be passed on to customers. In general, the Company does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Accounting Standards

     The Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation" for the fiscal year ended March 1, 1997. This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company will adopt this standard through compliance with the disclosure requirements set forth in SFAS No. 123. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

     Not applicable.

Item 2.  Changes in Securities

     During the fiscal quarter ended November 30, 1996, in connection with certain business acquisitions, the Company issued 363,611 shares of common stock to former shareholders of the acquired companies in exchange for such shareholders' shares of capital stock.

     In addition to the foregoing, the Company issued shares of common stock pursuant to the exercise of certain warrants to purchase common stock as follows. On September 13, 1996, the Company issued 52,500 shares of common stock to existing warrantholders pursuant to an exercise of a warrant to purchase shares of common stock at an exercise price of $2.67 per share. On November 18, 1996, the Company issued an aggregate of 132,478 shares of common stock to existing warrantholders pursuant to a cashless exercise of two warrants to purchase shares of common stock at an exercise price of $2.67 per share.

     All of the issuances of common stock by the Company during the quarter ended November 30, 1996 were made pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------

        10.1 Amended and Restated Credit Agreement dated as of November 26, 1996 by and among CEX Holdings, Inc., as borrower, Corporate Express, Inc., as a guarantor, the lenders named therein and the First National Bank of Chicago, as agent

        11.1    Computation of Earnings Per Share

        (b)  Reports on Form 8-K
             -------------------

         - Form 8-K filed on September 16, 1996
         - Form 8-K filed on September 20, 1996

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   CORPORATE EXPRESS, INC.

                   By: /S/ Sam R. Leno
                      ---------------------------------------------------------
                      Sam R. Leno
                      Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)


Date:    January 14, 1997