Form 10-K
period 1997-03-01
CORPORATE EXPRESS INC
filed 1997-05-16
CIK 878130

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended March 1, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                         Commission file number 0-24642

                             CORPORATE EXPRESS, INC.
             (Exact name of registrant as specified in its charter)

              Colorado                                       84-0978360
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

           1 Environmental Way                                  80021
          Broomfield, Colorado                                (Zip Code)
(Address of principal executive offices)


      Registrant's telephone number, including area code: (303) 664-2000
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.0002 per share
                               (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant at April 30, 1997 was $1,231,242,000.

        The number of shares outstanding of the registrant's Common Stock as of April 30, 1997 was 126,824,000.

                      Documents Incorporated by Reference

Portions of the following documents are incorporated by reference:

Part III - The Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the fiscal year.

                            Corporate Express, Inc.
                          Annual Report on Form 10-K
                    For the fiscal year ended March 1, 1997

                                             Table of Contents
 Item                                                                                                Page
Number                                                                                              Number
                                                  PART I
1     Business ....................................................................................... 1

2     Properties ..................................................................................... 8

3     Legal Proceedings .............................................................................. 8

4     Submission of Matters to a Vote of Security Holders ............................................ 8

                                                  PART II

5     Market for Registrant's Common Equity and Related Stockholder Matters ...........................9

6     Selected Consolidated Financial Data ............................................................9

7     Management's Discussion and Analysis of Financial Condition and Results of Operations ..........11

8     Financial Statements and Supplementary Data.....................................................19

9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...........48

                                                 PART III

10    Directors and Executive Officers of the Registrant..............................................48

11    Executive Compensation .........................................................................48

12    Security Ownership of Certain Beneficial Owners and Management .................................48

13    Certain Relationships and Related Transactions..................................................48

                                                  PART IV

14    Exhibits, Financial Statements, Schedules and Reports on Form 8-K...............................48

      Signatures......................................................................................51

                                    PART I
                                    ------

    ITEM  1.  BUSINESS

    Overview

         Corporate Express, Inc.("Corporate Express" or the "Company") is a leading provider of non-production goods and services to large corporations. Since 1991, Corporate Express has expanded through acquisitions from a regional operation in Colorado to operations throughout the United States, Canada, the United Kingdom, Germany, France, Australia, and other markets. Corporate Express believes it has developed a substantially different model of non-store retailing, defining itself as a "Corporate Supplier" which provides a broad array of non-production goods and services to its customers while reducing overall procurement costs and providing a high level of customer service. The Company's current product and service offering includes office supplies, paper, computer and imaging supplies, computer desktop software, office furniture, janitorial and cleaning supplies, advertising specialties, forms management, printing, same-day local delivery services and distribution logistics management. Corporate Express markets to its existing and prospective customers through a direct sales force and fulfills its products and services utilizing over 700 locations including 80 distribution centers and a fleet of over 10,000 owned or contracted vehicles.


    Industry Overview

         The Company's target customers are large corporations with over 100 employees. The Company believes that these large corporations increasingly seek to reduce the cost of procuring non-production goods and services while decreasing the time and effort spent managing functions that are not considered core competencies. To that end, corporations seek to reduce the number of their suppliers in order to eliminate the internal costs associated with multiple invoices, deliveries, complex ordering procedures, uneven service levels and inconsistent product availability. Many large corporations operate from multiple locations and can benefit from selecting suppliers who can service them nationally or internationally.

         In many non-production goods and services sectors, including office products and same-day local delivery, competition is often highly fragmented and consists primarily of smaller local or regional providers. The Company believes that the desire of large corporations to reduce costs by decreasing their number of suppliers to a small group of reliable and cost-effective national and international partners will continue to lead to the consolidation of many currently fragmented product and service sectors, as well as consolidation in sectors where the key differentiation will be the ability to fulfill a broad spectrum of customer requirements rather than an individual product or service.


    The Corporate Supplier Strategy

         The Company's Corporate Supplier strategy is designed to reduce its customers' total costs and the internal effort necessary to manage the
    procurement of non-production goods and services.   The Company believes
    that its target customers value a high level of service including account relationship managers, delivery services, customized pricing, electronic interfaces, customized reporting and product catalogs. Corporate Express seeks to supply a broad range of the non-production goods and services to large corporations. This broad product and service offering permits Corporate Express to reduce its customers' procurement costs associated with dealing with multiple vendors, including multiple invoices, deliveries, ordering procedures, uneven service levels, and inconsistent product availability, while servicing customers' broad geographical service and delivery requirements.

         Corporate Express also seeks to continually reduce its merchandise and operating costs which should permit it to offer its customers competitive prices. By purchasing most of its products directly from manufacturers in large volumes and limiting the number of manufacturers represented in its In-Stock Catalog and other specialty catalogs, Corporate Express is increasingly able to earn volume discounts and advertising allowances from its vendors. Corporate Express believes its computer systems represent a key strategic advantage which differentiates the Company from its competitors and permits it to achieve cost savings, provide superior customer service and centrally manage its operations. The Company expects to continue making substantial investments to upgrade and enhance the capabilities of its computer systems.

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


    Products and Services

         Corporate Express provides a broad range of non-production goods and services used by large corporations. The Company's current product distribution offering includes office supplies, computer and imaging supplies, computer software, office furniture, promotional products and forms management and printing and its current service offering includes same-day local delivery, distribution logistics management and other services. Name-brands offered by the Company include such brands as 3M, Microsoft, and Hewlett-Packard, as well as the Company's own "EXP" private label. The approximate percentages of the Company's net sales by product and service category were as follows:

                                                      Fiscal Year
                                                   -------------------
Category                                           1996   1995   1994
--------                                           -----  -----  -----

    Office, computer, and janitorial supplies;
        desktop software; promotional products;
        and furniture                                76%    82%    81%
    Delivery services                                24%    18%    19%

         Company Catalogs. Corporate Express' merchandising strategy is based primarily on the Company's proprietary, full-color In-Stock Catalog. This catalog provides a comprehensive selection and variety of the approximately 5,000 best-selling items in the core categories of office and computer supplies which Corporate Express regularly maintains in inventory in its regional warehouses for next-day delivery. This merchandising strategy differs from that of traditional contract stationers which typically provide their customers with wholesaler-produced catalogs and maintain only a small portion of inventory on hand. Corporate Express has introduced an In-Stock Catalog in all of its United States regions as well as Canada, Australia and the United Kingdom. Substantially all products featured in the In-Stock Catalog are purchased by Corporate Express directly from the manufacturer, or its agents at comparable prices, eliminating the intermediate wholesaler's mark-up. A broad selection of specialty computer and imaging supplies, computer software, furniture and other items are listed in various Company specialty catalogs.

         The number of items found in the In-Stock Catalog is comparable to that found in a typical office products superstore, although the merchandise mix differs substantially. Products are selected for the In-Stock Catalog utilizing computerized sales trend analyses which determine the best-selling items and needs of the large corporate customer. The In-Stock Catalog is updated annually to account for new sales trends, new product introductions and changes in manufacturers' list prices. The In-Stock Catalog includes a full-color photograph of each item, a narrative product description that emphasizes the particular benefits and features of each item and a bar code to permit electronic order entry. In addition to the In-Stock Catalog, Corporate Express produces supplementary specialty catalogs for complementary products and services, including additional computer and imaging products, office furniture, promotional products and advertising specialties. The Company also offers various electronic versions of the In-Stock Catalog complete with pictures and custom pricing.

         Computer Software. Corporate Express offers its customers microcomputer ("PC") software, and help desk, training, installation and evaluation support for IBM, IBM-compatible and Macintosh PC's, and for all major PC operating systems such as DOS, Windows, OS/2, Netware and UNIX. The Company's product offering includes major business programs for word processing, spreadsheets, electronic mail, suites/offices, databases, graphics, operating systems, utilities and languages.

         Services. The Company provides same day local delivery service including both prescheduled and on-demand delivery services and offers distribution logistics management based on the specific needs of each customer. The Company expanded its delivery operations with the acquisition of United TransNet, Inc. ("UT") in fiscal 1996.


    Distribution Facilities

         The Company's distribution network consists of 80 warehouses that maintain significant inventory for resale and 625 distribution breakpoints and satellite sales offices which extend the Company's geographic coverage. Corporate Express has eliminated and plans to continue to eliminate redundant facilities in the United States and abroad. In its office products business, the Company typically operates from a single regional warehouse which generally supports multiple distribution breakpoints and satellite sales offices in each of its regions. Items stocked in regional office products' warehouses generally consist of the most commonly ordered items for which customers demand next-day delivery through Company owned or contracted vehicles.


    Proprietary Computer Software Applications

         Corporate Express continues to make substantial investments in the development and enhancement of its proprietary computer software applications. The Company continues to maintain a significant investment in information systems development and implementation staff as it executes its expansion plans and increases the scope of its product and service offerings in response to customer needs and new developments in technology.

         During 1996, Corporate Express continued the development of its "ISIS" computer software and on a limited basis implemented it for National Accounts. Key features of the ISIS system are the use of three-tier client/server architecture that allows customers and suppliers to better communicate with Corporate Express and the use of object oriented design techniques and a relational database designed to handle warehouse and management information applications. Through the implementation of these enhanced systems, Corporate Express plans to make its products and services available to a broader range of customers through its Corporate Supplier Business Model and to further customize customer services and account information while lowering the customer's overall procurement cost. In addition, the new systems are expected to allow Corporate Express to more effectively integrate acquisitions and streamline operations by providing greater electronic access to information between the Company, its customers and its suppliers. There can be no assurance that these objectives will be attained. Presently, substantially all United States office products regions are linked to Corporate Express' national accounts and financial systems. In addition, the delivery services segment is aggressively implementing the financial system and is expected to be completed by the end of the third fiscal quarter of 1997.

         The Company anticipates that ongoing enhancements and modifications to its computer systems will continue to be made in the future. Such modifications may cause disruptions in operations, delay the integration of acquisitions, or cost more to design, implement or operate than currently budgeted. Any such disruptions, delays or costs could have a material adverse effect on the Company's operations and financial performance.


    Customer Relationships, Sales and Marketing

         Corporate Express has a broad customer base and believes that no single customer accounted for more than one percent of total sales during fiscal 1996. The Company relies primarily on commission-based sales forces dedicated to each of its major product and service categories thereby ensuring product and service knowledge among its principal customer contacts.

         Corporate Express establishes and maintains relationships with its customers by assigning an account manager to each customer account. The Company's account managers offer customers customized merchandising and purchasing programs tailored to the customers' needs. Corporate Express generally offers a discount from the manufacturers' suggested list prices on many products. Prices for some high volume items are often established by competitive bidding. Account managers have frequent contact with their customers and share responsibility for increasing account penetration and solving customer problems. Account managers are also responsible for marketing efforts directed at an explicit list of prospective customers assigned to them and for responding to all contract situations for existing or prospective customers. Corporate Express has not conducted significant mass market advertising.

         The Company markets its various services directly to individual customers by designing and offering a customized service package for that customer after determining its specific needs. A substantial portion of the Company's revenues from services is derived from customers who have entered into contracts with the Company.

         The Company's national accounts program focuses on the sale of a broad array of the Company's products and services to multi-location customers. The marketing of this program is coordinated by a national accounts sales team with dedicated information technology support.


    International Operations

         The Company has operations in Canada, Australia, New Zealand, the United Kingdom, Germany, France and Italy and may enter additional international markets in the future. Over time, the Company has and will continue to implement appropriate aspects of the Corporate Supplier
    Business Model in its international operations, including creating in-stock catalogs, consolidating warehouses, upgrading information systems, acquiring companies offering complementary products and services while focusing on larger customers and developing national and international accounts. Portions of the Corporate supplier business model have been implemented in Canada, Australia and the United Kingdom.

         In 1995, Corporate Express acquired a controlling interest in Macquarie Office Limited ("Macquarie") a publicly-traded office products firm based in Sydney, Australia. Since the acquisition of this controlling interest, Macquarie, which is now named Corporate Express Australia, has become the largest supplier of office products to large Australian corporations, primarily through the acquisition of ten companies. The Company is currently integrating the catalog, operations and distribution facilities of these acquired companies. Corporate Express Australia also made three acquisitions in New Zealand in fiscal 1996. Due to a review of the consolidation of the Australian office products market by the Australian Competition and Consumer Commission, future acquisitions of office products suppliers in Australia, if any, may be subject to heightened regulatory scrutiny.

         In February 1995, the Company entered the Canadian market by acquiring two office product suppliers in Vancouver, British Columbia and Calgary, Alberta. Since then, the Company has acquired eight additional Canadian office products suppliers, extending its geographic coverage throughout Canada. In fiscal 1996, the Company also acquired two same-day local delivery companies in Canada. The Company plans to run its Canadian office products' operations as part of its North American distribution network, and is structuring its integration plans to that end. An in-stock catalog, modified to account for market differences in Canada, was introduced in the Canadian regions in April 1996.

         In fiscal 1995, Corporate Express entered the United Kingdom through the acquisition of a controlling interest in The Chisholm Group, an office products supplier in the London area. The Company purchased the remaining interest in The Chisholm Group in fiscal 1996. Corporate Express has acquired eight other U.K. office products suppliers, including seven in fiscal 1996, extending its geographic coverage throughout the United Kingdom.

         In fiscal 1996, the Company acquired five office products companies in Germany and two in Italy. The Company entered the French market with the acquisition of Nimsa S.A. ("Nimsa"), a computer software reseller, in October 1996.

         Expansion into international markets involves unique risks in addition to those risks relating to acquisitions in general. These risks include risks relating to implementing elements of the Company's corporate supplier business model as well as risks relating to currency exchange rates, new and different legal, tax, accounting and regulatory requirements, difficulties in staffing and managing foreign operations and other factors.


    Expansion Strategy

         The Company historically has grown and intends to continue to grow in the future through a combination of acquisitions and internal growth. The Company plans to increase sales to existing customers by cross-selling its expanded product and service offering and developing existing customers into international, national or multi-regional accounts. The Company believes that its expanded product line and expanding geographic coverage enable it to offer its customers a broad array of non-production goods and services to address their desire to reduce the number of suppliers with which they interact. Corporate Express seeks to attract new customers, including national and international accounts, through the marketing efforts of its direct sales force. Further, the mergers with U.S. Delivery Systems, Inc. ("Delivery") and UT have expanded the Company's delivery capabilities and geographic coverage in the United States and Corporate Express intends to increase development of sales efforts in these new geographic areas. In addition, the Company may open additional satellite sales offices and distribution breakpoints to serve new accounts.

         The Company believes that its domestic and international network of centrally-managed warehouses, computer systems and direct sales force provide the infrastructure to supply corporate customers with a broad range of non-production goods and services. Since 1994, the Company has added, through acquisitions, the following major product and service categories: forms management, same-day local delivery services, distribution logistics management, computer and imaging supplies, desktop software, advertising specialties, and janitorial and cleaning supplies. The Company may add additional product categories either internally or through acquisitions in the future and may increase its presence in existing product and service categories through adding new customers, acquisitions or product line expansion.

         The additions by the Company of new products and services presents certain risks and uncertainties resulting from the Company's relative unfamiliarity with these new products and services, the market for such new products and services, and the financial and operating controls required to manage such new product and service offerings. There can be no assurance that the Company will be successful in marketing these or other additions to its product and service offering or that its existing customers will accept such additions to the products and services currently purchased from the Company.


    Structure and Integration of Acquisitions

         The Company has grown through numerous acquisitions of smaller United States office products and service companies and the Company expects that such acquisitions will continue to be an important contributor to the future growth of its operations. However, there can be no assurance that the Company will be able to continue to complete acquisitions at the same rate or of the type that it has in the past or that such acquisitions, if completed, will prove to be beneficial to the Company. Many of these acquisitions involve companies with annual sales of less than $30 million including companies in international markets such as Canada, Australia, the United Kingdom, New Zealand, Germany, France and Italy.

         Consideration for all acquisitions typically involves any or all of cash, promissory notes and, in certain cases, common stock. Acquisitions are made pursuant to acquisition agreements containing customary representations, warranties, covenants and indemnification provisions. The Company typically obtains noncompete and confidentiality agreements from selling owners and may enter into employment agreements with key personnel of the acquired company.

         The Company generally seeks to increase the sales, profitability and asset productivity of its acquisitions by combining them with the Company's existing operations, implementing the Company's business model and eliminating redundant facilities. Integration of acquisitions is often a complex process which may entail material nonrecurring expenditures, including facility closing costs, warehouse assimilation expenses, asset writedowns and severance payments.

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

         Upgrading of Facilities. In addition to eliminating redundant facilities, Corporate Express has undertaken a program to upgrade certain of its existing facilities to enable these facilities to handle higher sales volumes resulting from its acquisition activity and internal growth. These upgrades include modernization of equipment and computer systems, phone systems and wide area network standardization and the reconfiguration of inventory within the warehouse. Corporate Express will also, where appropriate, develop new distribution facilities into which existing, outdated facilities will be combined. Planned expenditures for such upgrading and development are included in the Company's capital expenditure budget.

         Consolidation of Purchasing Power. As part of its integration of acquisitions, Corporate Express takes advantage of its volume purchasing power and seeks to negotiate better prices and terms from suppliers.

         Implementation of Proprietary Computer Software. Acquired companies are generally incorporated into the Company's proprietary computer software environment, including EDI, common master information files, national accounts software and customer ordering, inventory management software, etc. Certain elements of these implementations will be timed with respect to recent acquisitions to coincide with introduction of the Company's next generation of computer software. See "--Proprietary Computer Software Applications."

         The Company implements various aspects of the Corporate Express business model as is appropriate in various international acquisitions. The Company has typically retained existing management and information systems and may, depending on the circumstances, either accelerate or defer implementation of the In-Stock Catalog and modifications to the information systems. Similarly, with respect to the acquisition of companies which offer complementary products, the Company concentrates initially on marketing efforts to expand the customer base to include many of the Company's existing customers for other products while it enhances and expands its product and services offering.

         The Company anticipates that acquisitions will continue to constitute a component of growth in revenue and operating income. However, there can be no assurance that the Company will be able to identify and acquire acceptable acquisition candidates on terms favorable to it and in a timely manner to the extent necessary to fulfill its expansion plans. The Company may require additional debt or equity financing for future acquisitions, which additional financing may not be available on favorable terms. The failure to complete acquisitions and/or continue its expansion could impact the Company's financial performance.

         As the Company proceeds with its acquisition strategy, it will continue to encounter certain risks associated with some acquisitions. There can be no assurance that the Company's management and financial controls, personnel, computer systems and other corporate support systems will be adequate to manage the increase in the size and scope of the Company's operations and acquisition activity. In addition, there can be no assurance that the Company will be able to successfully implement its business plan in a timely manner without substantial costs, delays or other problems. Various acquisitions may not achieve sales, profitability and asset productivity commensurate with Corporate Express' other operations or its expectations and the addition of new product or service offerings will frequently create risk and uncertainties with respect to the operation, control and management of acquired business units. In addition, consolidation, centralization and integration of widely dispersed businesses involve a number of special risks, including adverse short-term effects on Corporate Express' reported operating results, the diversion of management's attention, the dependence on retention, hiring and training of key personnel, management of disparate financial and accounting reporting systems, the amortization of acquired intangible assets and risks associated with unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on the Company's operations and financial performance.

    Industry and Geographic Segment Data

         Information on the Company's industry and geographic segments is presented in Note 14 of the Notes to the Consolidated Financial Statements.


    Competition

         Corporate Express operates in a highly competitive environment. The Company's principal competitors in North America for office supplies and computer products include both regional and national contract stationers (including the contract stationer operations of office products superstores), large direct resellers, privately-held companies that generally operate in only one location, and distributors of business software for personal computers. In the delivery services sector the Company has numerous competitors, certain of which have service capabilities which are similar to the Company's and others which provide different types or levels of service.

         Each of the Company's major product and service categories are a part of fragmented industries which are currently experiencing a trend toward consolidation. Although the Company believes its pricing is competitive with its competitors, Corporate Express also seeks to differentiate itself from its competitors in each of its major product and service categories through its service offering. Certain of the Company's competitors have greater financial resources than Corporate Express. However, Corporate Express believes that its Corporate Supplier business model increases its differentiation from its competitors by offering through a single source a unique selection of products and services for the corporate office.


    Employees

         As of April 30, 1997, the Company had approximately 27,000 full-time employees, 4,700 of whom were employed primarily in management and administration, 15,800 in regional warehouse, delivery and distribution operations and 6,500 in sales and marketing, order processing and customer service. As of April 30, 1997, approximately 270, or 1%, of the Company's employees were members of labor unions.


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


    Important Factors Regarding Forward-Looking Statements

         Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, uncertainties related to integrating recent acquisitions, uncertainties relating to operating the Company's new product and service offerings, uncertainties related to legislation with respect to independent contract drivers, uncertainties related to future domestic and international acquisitions, uncertainties related to the Company's systems and proprietary software, uncertainty of whether the Company's activities will continue to be successful, and uncertainties related to competition and to the demand for the products and services offered for sale by the Company.


    ITEM  2.  PROPERTIES

         As of April 30, 1997, Corporate Express owned approximately 42
    facilities and leased approximately 664 facilities.   Of these 706 total
    facilities, one is the Company's corporate headquarters in Broomfield, Colorado, 80 are product distribution centers, 625 are sales and service facilities. The Company's principal properties are as follows:

                                                   Sales and
                           Distribution             Service
                             Centers               Facilities
                           ------------            ----------

         United States          43                     578
         Australia              12                      --
         New Zealand             6                      --
         Canada                  6                      19
         United Kingdom          7                      17
         France                  1                      --
         Germany                 4                      11
         Italy                   1                      --
                                --                     ---

         Total                  80                     625
                                ==                     ===

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

         Not applicable

                                    PART II
                                    -------

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

         Since the Company's initial public offering of its Common Stock on September 23, 1994, the Company's Common Stock has traded on the Nasdaq National Market under the symbol "CEXP." The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices for the Common Stock, as reported by the Nasdaq National Market, and reflect the 50% share dividend distributed by the Company in January 1997:

                                                 High       Low
                                                ------     ------
         Fiscal 1995
              First Quarter                     $13.33     $10.22
              Second Quarter                     17.17      12.67
              Third Quarter                      19.92      13.33
              Fourth Quarter                     21.09      15.42
         Fiscal 1996
              First Quarter                      28.17      19.25
              Second Quarter                     30.54      21.83
              Third Quarter                      26.08      18.67
              Fourth Quarter                     23.75      16.63

         As of May 1, 1997 the Company's Common Stock was held by 774 holders of record.

         The Company has never paid a dividend on its Common Stock. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future because it intends to retain its earnings to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. The Company's $350,000,000 revolving line of credit (the "Credit Facility") prohibits the distribution of dividends without the prior written consent of the lenders and the Indenture governing the 9 1/8% Senior Subordinated Notes due 2004 (the "Senior Notes") prohibits the Company from paying a dividend which would cause a default under such Indenture or which would cause the Company to fail to comply with certain financial covenants.

         During the fiscal quarter ended March 1, 1997, in connection with certain business acquisitions, the Company issued 3,762,978 shares of common stock to former shareholders of the acquired companies in exchange for such shareholders' shares of capital stock. All of the issuances of common stock by the Company during the quarter ended March 1, 1997 pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.


    ITEM  6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for fiscal 1996 (ending March 1, 1997), 1995 (ending March 2, 1996), and 1994 (ending February 25, 1995) have been derived from the Company's consolidated financial statements which have been audited by independent auditors. The selected consolidated financial data for fiscal 1993 and 1992 is derived from unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for these periods. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company.



                                                                                  Fiscal Year
                                                                                  -----------
                                                             1996         1995         1994        1993       1992
                                                          -----------  -----------  -----------  ---------  ---------
                                                             (In thousands, except per share and operating data)
Statements of Operations Data:(1)
  Net sales                                               $3,196,056   $1,890,639   $1,145,151   $520,956   $420,030
  Cost of sales(2)                                         2,417,746    1,417,366      855,361    402,142    323,922
  Merger related inventory provisions(3)                          --        5,952           --      1,146         --
                                                          ----------   ----------   ----------   --------   --------
    Gross profit                                             778,310      467,321      289,790    117,668     96,108
  Warehouse operating and selling expenses                   562,879      342,581      219,213     97,054     76,056
  Corporate general and administrative expenses               95,101       49,742       29,624     13,063     12,408
  Merger and other nonrecurring charges(4)                    19,840       36,838           --      1,928      2,592
                                                          ----------   ----------   ----------   --------   --------
    Operating profit                                         100,490       38,160       40,953      5,623      5,052
  Interest expense, net                                       26,949       17,968       16,915      5,014      4,972
  Other income (expense)                                         244        1,786          562       (104)      (993)
                                                          ----------   ----------   ----------   --------   --------
  Income (loss) before income taxes                           73,785       21,978       24,600        505       (913)
  Income tax expense                                          33,649       13,766        8,294      2,316      1,567
                                                          ----------   ----------   ----------   --------   --------
  Income (loss) before minority interest                      40,136        8,212       16,306     (1,811)    (2,480)
  Minority interest (income)/expense                          (1,860)       1,436           69        152         --
                                                          ----------   ----------   ----------   --------   --------
  Income (loss) from continuing operations                    41,996        6,776       16,237     (1,963)    (2,480)
  Loss from discontinued operations(5)                            --        1,225          327        712      4,571
                                                          ----------   ----------   ----------   --------   --------
  Income (loss) before extraordinary item                     41,996        5,551       15,910     (2,675)    (7,051)
  Extraordinary item(6)                                           --           --          586     (1,169)        --
                                                          ----------   ----------   ----------   --------   --------

    Net income (loss)                                     $   41,996   $    5,551   $   16,496   $ (3,844)  $ (7,051)
                                                          ==========   ==========   ==========   ========   ========


  Pro forma net income (loss)(7)                          $   40,281   $    5,140   $   15,769   $ (5,124)  $ (7,390)
                                                          ==========   ==========   ==========   ========   ========

  Weighted average common shares outstanding                 130,029      110,408       80,993     55,598

  Pro forma net income (loss) per common share:(8)
    Continuing operations                                      $0.31        $0.06        $0.19     $(0.09)
    Discontinued operations                                       --        (0.01)       (0.01)     (0.01)
    Extraordinary item                                            --           --         0.01      (0.02)
                                                          ----------   ----------   ----------   --------
    Net income (loss)                                          $0.31        $0.05        $0.19    $( 0.12)
                                                          ==========   ==========   ==========   ========

Balance Sheet Data:(1)
  Working capital                                         $  393,653   $  253,693   $  166,421   $ 96,880   $ 50,771
  Total assets                                             1,843,977    1,023,365      645,309    446,189    160,510
  Long-term debt and capital lease obligations               633,250      163,399      188,340    177,523     52,375
  Shareholders' equity and redeemable preferred(9)           693,607      521,776      259,325    116,363     39,584


    (1) The Hermann Marketing, Inc. ("HMI") acquisition (effective January 30,
        1997), the Sofco-Mead, Inc. ("Sofco") acquisition (effective January 24,
        1997), the UT acquisition (effective November 8, 1996), the Nimsa acquisition (effective October 31, 1996), the U.S. Delivery, Inc. ("Delivery") acquisition (effective March 1, 1996), the Richard Young Journal, Inc. ("Young") acquisition (effective February 27, 1996) and the acquisition of Lucas Bros., Inc. ("Lucas") (effective November 30,
        1993) were accounted for as poolings of interests and, accordingly, the HMI, Sofco, UT, Nimsa, Delivery, Young and Lucas accounts and results are included for all applicable periods.
    (2) Cost of sales includes occupancy and delivery expenses.
    (3) Reflects the write-down to fair market value of certain inventory which the Company decided to eliminate from its product line.
    (4) Merger and other nonrecurring charges relate primarily to the mergers with Sofco, HMI, Nimsa and UT in fiscal 1996, Delivery and Young in fiscal 1995 and Lucas in fiscal 1993 and include, among other things, costs to complete the acquisitions, merging and closing redundant facilities, personnel reductions and centralizing certain administrative functions.

    (5) In fiscal 1995, Sofco adopted a plan to discontinue Sofco-Eastern, Inc; and in February 1993, Lucas adopted a plan to discontinue its retail operations.
    (6) Reflects extraordinary loss related to a write-off of an unamortized discount on debt in fiscal 1993 and extraordinary gain related to the repurchase by the Company of $10 million principal amount of Notes in fiscal 1994.
    (7) Pro forma net income reflects the additional taxes that would be incurred to treat a subchapter S acquisition as if the acquired company was a C corporation.
    (8) Pro forma net income (loss) per common share is calculated by dividing pro forma net income (loss), after preferred stock dividend requirements of Young of $432,000 and $1,500,000 for fiscal 1994 and fiscal 1993, respectively.
    (9) Redeemable preferred was converted to common stock in fiscal 1994.


    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Form 10-K.

        Some of the information presented in this Form 10-K constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's operations and acquisition activities and their effect on the Company's results of operations will not differ materially from its expectations. See ITEM 1. - "BUSINESS - Important Factors Regarding Forward Looking Statements."


    General
        Corporate Express has grown primarily through a series of acquisitions including the acquisition of HMI on January 30, 1997, Sofco on January 24, 1997, UT on November 8, 1996, Nimsa on October 31, 1996, Delivery on March 1, 1996, and Young on February 27, 1996, all of which were accounted for as poolings of interest. Accordingly, the Consolidated Financial Statements have been restated to include the accounts and operations of Sofco, HMI, Nimsa, Delivery and Young for all periods prior to the mergers. The accompanying financial statements have been restated to include the operations of UT effective March 3, 1996 and Nimsa effective for fiscal 1995. Reference to fiscal 1996 refers to the year ended March 1, 1997 for Corporate Express and all pooled companies. Reference to fiscal 1995 refers to the year ended March 2, 1996 for Corporate Express, Delivery, Young, and Sofco, to the year ended December 31, 1995 for HMI, and to the year ended June 30, 1996 for Nimsa. Reference to the fiscal year 1994 and prior fiscal years refers to the February year end for Corporate Express, to the December 31 year end for Delivery and HMI, to the May 31 year end for Sofco, to the June 30 year end for Nimsa, and to the September 30 year end for Young.

        During the third and fourth quarters of fiscal 1996, the Company recorded net expense of $12,366,000 and $7,474,000 primarily related to the mergers with Nimsa and UT in the third fiscal quarter and Sofco and HMI in the fourth fiscal quarter, respectively. These merger and other nonrecurring charges primarily consisted of transaction costs, severance, facility closure costs and asset writedowns.

        The Company continues to significantly increase the scope of its operations throughout the United States, Canada, the United Kingdom, and Australia, and has entered new markets with acquisitions in New Zealand, Germany, France and Italy. Corporate Express expanded the delivery service segment through the acquisition of UT and other delivery companies. Substantial emphasis will be placed in fiscal 1997 on improving operations while implementing the Corporate Express business model in the most recently acquired operations and on pursuing additional acquisition opportunities. These anticipated acquisitions, if they occur, will result in increased accounts receivable, inventory, accounts payable and other account balances, as well as increased warehouse closing costs in future periods. Implementation of the Company's expansion and acquisition strategy, both domestically and internationally, involves significant risks and uncertainties. See ITEM 1. - "BUSINESS - International Operations"; "Expansion Strategy"; "Structure and Integration of Acquisitions."

       In addition to acquisitions, Corporate Express will place substantial emphasis on internal growth through implementation of the Corporate Express business model, including increased sales of the Company's various product lines to existing customers. The Company also plans to increase sales to existing customers by cross-selling its expanded product and service offering and developing existing customers into international, national or multi-regional accounts.

       International markets historically have higher gross profit margins and higher operating costs than the Company experiences domestically. Certain complementary products now offered by the Company, such as computer software, have lower gross profit margins and lower operating costs than the products traditionally sold by the Company. In addition, the acquisition of companies with break-even or marginal operating results may impact the operating margins and profitability of the Company.


    Results of Operations

       The following table sets forth the percentages which the items in the Company's consolidated statements of operations bear to net sales for the periods indicated:

                                                                      Fiscal Year
                                                                      -----------
                                                                  1996    1995    1994
                                                                 ------  ------  ------
    Statements of Operations Data:
       Net sales                                                 100.0%  100.0%  100.0%
       Cost of sales                                              75.6    75.0    74.7
       Merger related inventory provisions                          --     0.3      --
                                                                 -----   -----   -----

          Gross profit                                            24.4    24.7    25.3
       Warehouse operating and selling expenses                   17.6    18.1    19.1
       Corporate general and administrative expenses               3.0     2.6     2.6
       Merger and other nonrecurring charges                       0.6     1.9      --
                                                                 -----   -----   -----
          Operating profit                                         3.2     2.1     3.6
       Interest expense, net                                       0.8     1.0     1.5
       Other income                                                0.0     0.1     0.0
                                                                 -----   -----   -----
          Income before income taxes                               2.4     1.2     2.1
       Income tax expense                                          1.1     0.7     0.7
                                                                 -----   -----   -----
          Income before minority interest                          1.3     0.5     1.4
       Minority interest (income) expense                         (0.0)    0.1     0.0
                                                                 -----   -----   -----
          Income from continuing operations                        1.3     0.4     1.4
       Loss from discontinued operations                            --     0.1     0.0
                                                                 -----   -----   -----
       Income before extraordinary item                            1.3     0.3     1.4
       Extraordinary gain                                           --      --     0.0
                                                                 -----   -----   -----
          Net income                                               1.3%    0.3%    1.4%
                                                                 =====   =====   =====
          Pro forma net income                                     1.3%    0.3%    1.4%
                                                                 =====   =====   =====

    Fiscal Years 1996 and 1995

       Net Sales. Consolidated net sales increased 69.0% to $3,196,056,000 in fiscal 1996 from $1,890,639,000 in fiscal 1995. Net sales for the Company's product distribution segment increased 57.4% to $2,436,296,000 in fiscal 1996 from $1,548,175,000 in fiscal 1995 while net sales for its service segment increased 121.9% to $759,760,000 from $342,464,000 in the same periods. These increases were primarily attributable to 100 acquisitions in fiscal 1996 of which

77 were product based companies (48 domestic and 29 international) and 23 were service based companies (21 domestic and two international) and the merger with UT, which was accounted for as a pooling of interests with the result of operations included from March 3, 1996 (prior year results were immaterial). Also contributing to the sales increase was strong internal growth reflecting increased market penetration in products distribution. HMI, Nimsa and Sofco were accounted for as material poolings of interest and their results of operations were included for all applicable periods.

     International operations accounted for 17.7% of total sales or $565,126,000 in fiscal 1996 and 12.6% of total sales or $238,201,000 in fiscal 1995. The Company expanded its international operations in fiscal 1996 to include operations in New Zealand, Germany, France, and Italy.

     Gross Profit. Cost of sales includes merchandise, occupancy and delivery costs. Consolidated gross profit as a percentage of sales was 24.4% for fiscal 1996 compared to 24.7% for fiscal 1995. Included in cost of sales in fiscal 1995 is a merger related inventory provision of $5,952,000, representing 0.3% of sales. In fiscal 1995, the Company made the decision to expand to new product categories, while discontinuing certain low-end products, to standardize core product lines and to eliminate certain inventory historically maintained for specific customers and wrote certain inventory down to its fair market value. Impacting the declining gross profit percentage in fiscal 1996 was the addition of a desktop software line of products which has substantially lower gross profit margins, and decreased gross margins in the delivery business.

     The gross profit percentage of sales for the product distribution segment was 24.0% in fiscal 1996 and 23.8% in fiscal 1995 (excluding the merger related inventory provision). The increase reflects gross margin improvement in all of the domestic office product distribution operations which was partially offset by lower margin sales from an acquired desktop software distributor. The improvement in domestic office product distribution gross profit is due, in part, to the expanded usage of the Company's In-Stock Catalog resulting in fewer wholesaler purchases and increased vendor rebates. The gross profit percentage in the service segment was 25.5% in fiscal 1996 compared to 30.8% in fiscal 1995. The decrease in the gross profit percentage in the service segment is primarily attributable to the acquisition of UT which had lower gross profit margins than other delivery services operations.

     Warehouse Operating and Selling Expenses. Warehouse operating and selling expenses primarily include labor and administrative costs associated with operating regional warehouses and sales offices, selling expenses and commissions related to the Company's direct sales force, and warehouse assimilation costs. Warehouse operating and selling expenses decreased as a percentage of sales to 17.6% in fiscal 1996 from 18.1% in fiscal 1995. This decrease is primarily attributable to the Company's efforts to leverage and streamline its operations and to the software distribution operation and UT, both of which have lower operating expenses as a percentage of sales.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses include both the central expenses incurred to provide corporate oversight and support for regional operations, and goodwill amortization. Corporate general and administrative expenses increased to $95,101,000 in fiscal 1996 from $49,742,000 in fiscal 1995, reflecting the Company's expanded operations. As a percentage of net sales, corporate general and administrative expenses increased to 3.0% in fiscal 1996 from 2.6% in fiscal 1995. This increase reflects increased goodwill amortization resulting from purchase acquisitions in fiscal 1995 and fiscal 1996 and costs associated with developing a larger corporate staff to support acquisition efforts and expanded operations, including an expanded information system staff.

     Merger and Other Nonrecurring Charges. During fiscal 1996, the Company recorded $19,840,000 in net merger and other non-recurring charges primarily in conjunction with the acquisitions of Nimsa, UT, Sofco and HMI. Of the total charge, a net $12,366,000 was recorded in the third quarter and $7,474,000 was recorded in the fourth quarter of fiscal 1996. The third quarter charge is comprised of $19,937,000 in merger and other nonrecurring charges primarily in conjunction with the acquisitions of UT and Nimsa, offset by $7,571,000 in adjustments to the merger and other nonrecurring charge established in the fourth quarter of fiscal 1995, largely caused by changes in delivery consolidation plans due to the acquisition of UT. The third quarter charge includes the planned closure of 115 facilities and reduction of approximately 485 employees. The fourth quarter charge primarily reflects the actual costs of completing the acquisitions of Sofco and HMI. (See Note 3 to the Consolidated Financial Statements).

     Operating Profit. Consolidated operating profit was $100,490,000, or 3.2% of net sales, in fiscal 1996, compared to operating profit of $38,160,000, or 2.1% of net sales, in fiscal 1995. Before merger related and other nonrecurring charges, operating profit increased 48.6% to $120,330,000 in fiscal 1996 from $80,950,000 in fiscal 1995, reflecting increased acquisitions, internal growth, and improved operating efficiencies. Before merger related and other nonrecurring charges, operating profit for the product distribution segment increased 52.1% to $88,802,000, or 3.6% of net sales, in fiscal 1996 from fiscal 1995 operating profit of $58,394,000 or 3.8% of net sales. Operating profit before nonrecurring charges for the service segment increased 39.8% to $31,528,000, or 4.1% of net sales, in fiscal 1996 from $22,556,000, or 6.6% of net sales, in fiscal 1995. The decrease in operating profit for the service segment as a percentage of sales reflects the results of UT which had lower operating margins, poor performance at several delivery locations and expenses related to consolidation projects. Operating profit before nonrecurring charges for international operations decreased to 1.1% of net international sales in fiscal 1996 from 3.9% of net international sales in fiscal 1995 reflecting operating losses in Australia related to warehouse consolidation projects and expansion to new European markets, partially offset by increased operating profits in Canada. International operating profit before nonrecurring charges accounted for 6.8% of total office products operating profit in fiscal 1996 and 15.8% of total office products operating profit in fiscal 1995.

     Interest Expense. Net interest expense of $26,949,000 in fiscal 1996 increased from $17,968,000 in fiscal 1995. This increase reflects increased borrowings under the Senior Credit Facility and the sale of $325,000,000 aggregate principal amount of the Company's 4 1/2% Convertible Notes due July 1, 2000 (the "Convertible Notes"). The proceeds from the sale of the Notes were used to fund acquisitions and provide the additional working capital required as a result of increased business and general corporate purposes. See "Liquidity and Capital Resources."

     Minority Interest. Minority interest income of $1,860,000 in fiscal 1996 compares to an expense of $1,436,000 in fiscal 1995, reflecting a 47.6% minority interest in the operating losses at Corporate Express Australia partially offset by a 49.0% minority interest in operating profits in Corporate Express United Kingdom through November 1996. The Company acquired a majority ownership interest in Corporate Express Australia in May 1995 and a majority ownership interest in Corporate Express United Kingdom in December 1995. In November 1996, the Company acquired the remaining 49.0% ownership interest in Corporate Express United Kingdom.

     Net Income. Net income of $41,996,000 in fiscal 1996 compares to net income of $5,551,000 in fiscal 1995. This increase reflects the increased profits from the Company's more mature operations, the lower merger and other nonrecurring charges recorded in fiscal 1996 and the purchase acquisitions. The Company experienced an effective tax rate of 45.6% in fiscal 1996 compared to 62.6% in fiscal 1995. The fiscal 1995 tax rate reflects certain non-deductible merger costs, the utilization of certain net operating losses ("NOLs"), and certain non-deductible goodwill. The fiscal 1996 tax rate reflects certain non-deductible merger costs and certain non-deductible goodwill. The valuation allowance remaining in fiscal 1996 reflects net operating losses subject to restriction on realization and certain loss carryforwards of foreign subsidiaries acquired in fiscal 1996. The principal reason the 1995 effective tax rate exceeds the 1996 rate is the higher level of non-deductible merger costs in fiscal 1995.

     Other. The net accounts receivable balance at March 1, 1997 of $494,199,000 increased $173,716,000 from $320,483,000 at March 2, 1996 primarily as a result of acquired receivables and internal sales growth in existing regions. The allowance for doubtful accounts as a percentage of consolidated accounts receivable was 2.6% and 2.1% at the end of fiscal 1996 and fiscal 1995, respectively. The Company's historical bad debt write-offs have been very low due to the high credit quality of its customers, resulting from the Company's focus on large corporations, and the fact that, in certain acquisitions, the seller guarantees acquired receivables.

     The inventory amount at March 1, 1997 of $187,558,000 increased $58,755,000 from $128,803,000 at March 2, 1996 primarily as a result of acquired inventories and inventory growth to support increased sales.

     Goodwill at March 1, 1997 of $671,967,000 increased $338,806,000 from $333,161,000 reflecting additions from acquisitions of $357,125,000 offset by current year amortization of $15,907,000 and reversals of $2,412,000.

     The accounts payable trade balance at March 1, 1997 of $292,041,000 increased $114,746,000 from $177,295,000 at March 2, 1996 primarily as a result of acquired trade payables.

     Accrued purchase costs at March 1, 1997 of $12,888,000 increased by $9,839,000 from the March 2, 1996 balance of $3,049,000. This increase reflects acquisition additions of $21,429,000, payments of $9,178,000, and reversals of $2,412,000 against goodwill. Of the remaining balance, $9,233,000 represents the current estimate for costs to be incurred in conjunction with consolidation projects in the international operations.


Fiscal Years 1995 and 1994

     Net Sales. Net sales increased 65.1% to $1,890,639,000 in fiscal 1995 from $1,145,151,000 in fiscal 1994. Net sales in the product distribution segment increased 67.4% to $1,548,175,000 in fiscal 1995 from $924,886,000 in fiscal
1994, while the service segment increased 55.5% to $342,464,000 from $220,265,000 in the same periods. These increases were primarily attributable to 51 acquisitions, of which 28 were product based companies (17 domestic and 11 international), seven were repurchases of computer product franchises by Young, and 16 were service based companies principally in the delivery services business (all domestic). Also contributing to the sales increase was the inclusion of the results of operations of acquisitions accounted for as purchases during fiscal 1995 and internal growth.

     Gross Profit. Consolidated gross profit as a percentage of sales was 24.7% for fiscal 1995 compared to 25.3% for fiscal 1994. Included in cost of sales for fiscal 1995 is a merger related inventory provision of $5,952,000. The gross profit percentage, excluding the merger related inventory provision was 25.0% in fiscal 1995. The gross profit percentage in product distribution, excluding the merger related inventory provision was 23.8% in fiscal 1995 compared to 23.9% in fiscal 1994 and services segment gross profit percentage was 30.8% in fiscal 1995 compared to 31.3% in fiscal 1994. Decreases in services are primarily attributable to increased delivery costs resulting from unusually severe weather in the Northeast.

     Warehouse Operating and Selling Expenses. Warehouse operating and selling expenses decreased as a percentage of sales to 18.1% in fiscal 1995 from 19.1% in fiscal 1994. This decrease reflects cost savings as a result of the implementation of the Corporate Express business model at certain regional warehouses, which includes centralizing certain administrative functions. Also contributing to this decrease is a reduction of approximately $3,100,000 in Delivery compensation expense which was eliminated in fiscal 1995 pursuant to agreements made in connection with companies acquired in poolings of interest acquisitions.

     Corporate General and Administrative Expenses. As a percentage of net sales, corporate general and administrative expenses were 2.6% in both fiscal 1995 and fiscal 1994. Expenses increased to $49,742,000 in fiscal 1995 from $29,624,000 in fiscal 1994, reflecting the Company's expanded operations.

     Merger and Other Nonrecurring Charges. During the fourth quarter of fiscal 1995, the Company recorded $36,838,000 in merger and other nonrecurring charges (in addition to $5,952,000 in merger related inventory provisions) primarily in conjunction with the acquisitions of Delivery and Young. The charges include the actual costs of completing the acquisitions and additional costs associated with a plan to integrate the combined companies' operations. The major activities associated with the plan include merging various Delivery and Young facilities into Company locations, closing duplicate facilities and centralizing certain administrative functions. These merger and other nonrecurring charges include merger transaction related costs of $13,273,000; severance and employee termination costs of $7,457,000 (representing approximately 760 employees); facility closure and consolidation costs of $9,693,000; and other asset write-downs and costs of $6,415,000. Of the $36,838,000 charges, $7,724,000 are non-
cash charges.

     Operating Profit. Operating profit of $38,160,000 in fiscal 1995 compares to operating profit of $40,953,000 in fiscal 1994. Operating profit before nonrecurring charges for product distribution increased to $58,394,000 in fiscal 1995 from $29,811,000 in fiscal 1994. This increase reflects the contribution of acquired companies and increased regional operating profits at the Company's other regional operations. Operating profit before nonrecurring charges for services increased to $22,556,000, or 6.6% of net sales, in fiscal 1995 from $11,142,000, or 5.1% of net sales, in fiscal 1994.

     Interest Expense. Net interest expense increased to $17,968,000 in fiscal 1995 from $16,915,000 in fiscal 1994. Increases due to the elimination of the 0.5% per annum additional illiquidity payment of the Senior Notes effective upon completion of a registered exchange offer in March 1995 and principal reductions on the line of credit using funds from the public offerings of Common Stock completed in March 1995 and September 1995 were offset by higher levels of Delivery, Young and HMI debt outstanding as a result of their increased borrowings to fund acquisitions and to provide the additional working capital required as a result of increased business. On February 27, 1996, the Company borrowed on its line of credit and repaid in full, as required under its terms, the Young revolving line of credit balance of $10,809,000 which bore interest at prime plus 1.25%, the Young subordinated debt of $11,930,000 which bore interest at 17.5% and debt payable to the selling shareholders of $10,834,000 which bore interest at 9.75%. The Delivery bank credit facility became due as of the acquisition date due to a change of control provision. This facility was amended to expire on May 31, 1996 to provide time for the Company to renegotiate its primary bank revolver, which has been completed and the Delivery credit facility has been repaid. See "Liquidity and Capital Resources."

     Extraordinary Item. The extraordinary gain of $586,000, net of tax, in the second quarter of fiscal 1994 related to the repurchase of $10,000,000 principal amount of Senior Notes.

     Net Income. Net income of $5,551,000 in fiscal 1995 decreased compared to a net income of $16,496,000 in fiscal 1994. This decrease reflects the merger and other nonrecurring charges recorded in fiscal 1995 offset by contributions from purchase acquisitions and increased profits from the Company's more mature operations. The pre-tax profitability is reduced by an increase in the effective tax rate to 62.6% in fiscal 1995 from 33.7% in fiscal 1994. The fiscal 1995 tax rate reflects certain non-deductible merger costs, international tax rates, the utilization of certain NOLs, and certain non-deductible goodwill. The fiscal 1994 tax rate included the utilization of certain NOLs and certain non-deductible goodwill. The principal reason the 1995 effective tax rate exceeds the 1994 effective tax rate is the non-deductibility of certain merger costs. The fiscal 1994 period included in net income an extraordinary gain of $586,000, net of tax, related to the repurchase of $10,000,000 principal amount of Notes.


Liquidity and Capital Resources

     Historically, the Company has financed its operations through internally generated funds and borrowings from commercial banks and has financed its acquisitions through the use of such funds and the issuance of equity and debt securities.

     The Company's revolving credit facility (the "Senior Credit Facility") was amended and restated on November 26, 1996 to increase the borrowing capacity from $90,000,000 to $350,000,000, extend the facility termination date to March 31, 2000, lower the cost of its borrowings to LIBOR plus .50%, unsecure the assets of the Company (the previous facility was secured by substantially all of the assets, including accounts receivable and inventory of the Company and its United States subsidiaries), and to make certain other changes. The Senior Credit Facility was previously amended on May 10, 1996 to increase the Company's borrowing capacity from $90,000,000 to $250,000,000, subject to borrowing base and other restrictions and to lower the cost of its borrowings to LIBOR plus 1.25%. On May 31, 1996, the Company borrowed on its Senior Credit Facility and repaid in full the $33,270,000 outstanding revolving credit facility previously established by Delivery. On June 24, 1996, the outstanding amounts under the Senior Credit Facility were paid in full from funds generated from the issuance of the Convertible Notes. Upon this repayment, the borrowing capacity of the Senior Credit Facility was reduced from the amended capacity of $250,000,000 to $90,000,000, subject to borrowing base and other restrictions. As of May 2, 1997, the Company had $145,000,000 outstanding under the Senior Credit Facility and an unused borrowing capacity of $205,000,000.

     On June 24, 1996, the Company issued $325,000,000 aggregate principal amount of Convertible Notes. The notes are convertible into the Company's common stock at a conversion price of $33.33 per share, subject to adjustments under certain conditions. A portion of the proceeds from the sale of the Convertible Notes was used to repay the Company's Senior Credit Facility and an acquisition note payable with the remaining proceeds being used to fund acquisitions and for other general corporate purposes.

     During fiscal 1996, the Company acquired, for a net cash purchase price of $241,846,000 and 5,542,000 shares of common stock, 77 office products distributors and 23 service companies. Of these 100 acquisitions, 86 were accounted for as purchases and 14 were accounted for as immaterial poolings of interest. In addition, the Company acquired UT, which was accounted for as a pooling of interests with financial results included from March 3, 1996 for 6,332,000 shares of common stock. Total liabilities assumed in connection with these acquisitions were $282,777,000 (including accounts payable and assumed debt). In addition, the Company made payments of approximately $13,984,000 related to prior acquisitions. Included in the net cash purchase price of $241,846,000 is the purchase of ASAP, a computer software distribution company, in May 1996 for approximately $98,000,000 in cash offset by cash acquired of approximately $14,000,000.

     The Company had capital expenditures of $119,639,000 in fiscal 1996 which included $30,905,000 of capitalized software, $29,075,000 for the new corporate headquarters facility in Broomfield, Colorado, and $10,804,000 for the new warehouse facility in Miami, Florida.

     Cash and cash equivalents increased by $24,686,000 in fiscal 1996. This increase reflects proceeds of $325,000,000 from issuance of the convertible debt, net borrowings on lines of credit of $104,382,000 and cash from operations of $25,753,000, offset by capital expenditures of $119,639,000, payments for acquisitions of $255,830,000, repayment of debt of $64,893,000 and net other additions of $9,913,000. Net cash provided by operating activities of $25,753,000 reflects cash generated by net income plus non-cash expenses, primarily depreciation and amortization, offset by an increase in accounts receivable, inventories, and accrued liabilities reflecting increased sales. The repayment of debt is primarily debt of acquired operations.

     The Company expects net capital expenditures for fiscal 1997 of approximately $95,000,000 comprised of approximately $64,000,000 to be used for upgrading and enhancing its information systems, approximately $40,000,000 for warehouse reconfiguration and equipment, approximately $13,000,000 to be used for acquisition related initial capital costs, and approximately $3,000,000 for transportation and telecommunications equipment offset by anticipated sales and lease backs or mortgages on a number of its facilities of approximately $25,000,000. Actual capital expenditures for fiscal 1997 may be greater or less than budgeted amounts.

     During fiscal 1995, the Company purchased 45 companies for a net cash purchase price of $96,971,000 and newly issued securities representing a 52.5% interest in Corporate Express Australia for a net cash outlay of $98,000 ($16,785,000 purchase price less cash acquired of $16,687,000). The Company also repurchased seven computer product franchises for $21,187,000. Total liabilities assumed in connection with these acquisitions were $118,447,000 (including accounts payable and assumed debt). In addition, the Company made payments of approximately $6,044,000 related to acquisitions completed in fiscal 1994. During fiscal 1995, the Company sold its high-end furniture business for $4,362,000, which was acquired as part of the acquisition of Joyce International, Inc.'s office products division ("Joyce"). The sale was contemplated at the time of the Joyce acquisition and was reflected in the financial statements accordingly.

     Cash and cash equivalents increased by $14,314,000 in fiscal 1995. This increase reflects net proceeds from the sale of common stock of $449,288,000 (primarily from the March and September 1995 public offerings) offset by the purchase of common stock held by OfficeMax, Inc. for $195,831,000, net payments on the line of credit of $18,871,000, payments for capital expenditures during fiscal 1995 of $53,124,000, cash paid for acquisitions of $124,300,000, cash used for operations and repayment of debt of $99,838,000 and net other additions of $56,990,000. Net cash used for operating activities of $16,433,000 reflects cash generated by net income plus non-cash expenses offset by an increased investment in accounts receivable and inventories reflecting increased sales and the introduction of the In-Stock Catalog into acquired operations. The repayment of debt includes the repayment of debt of acquired companies.

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

Inflation

     Certain of the Company's product offerings, particularly paper products, have been and are expected to continue to be subject to significant price fluctuations due to inflationary and other market conditions. The Company generally is able to pass such increased costs on to its customers through price increases, although it may not be able to adjust its prices immediately. Significant increases in paper, fuel and other costs in the future could materially affect the Company's profitability if these costs cannot be passed on to customers. In general, the Company does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.


Seasonality and Quarterly Results

     The Company's product distribution business is subject to seasonal influences. In particular, net sales and profits in the United States and Canada are typically lower in the three months ended August 31 due to lower levels of business activity during the summer months. Because cost of sales includes delivery and occupancy expenses, gross profit as a percentage of net sales may be impacted by seasonal fluctuations in net sales, more costly delivery costs during inclement weather, and the acquisition of less efficient operations. Quarterly results may be materially affected by the timing of acquisitions and the timing and magnitude of acquisition assimilation costs. Therefore, the operating results for any three month period are not necessarily indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.

     Revenues and profit margins from the Company's local delivery services are subject to seasonal variations. Prolonged inclement weather can have an adverse impact on the Company's business to the extent that transportation and distribution channels are disrupted.


Accounting Standards

     In the fourth quarter of fiscal 1997, the Company will adopt SFAS No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share found in APB Opinion No. 15, "Earnings per Share" and makes them comparable to international EPS standards. Had SFAS No. 128 been effective during fiscal 1996, 1995 and 1994, (i) "Basic earnings per share" under SFAS No. 128 would have been $0.33, $0.05 and $0.22, respectively, and (ii) "Dilutive earnings per share" under SFAS No. 128 would have been $0.31, $0.05 and $0.19, respectively.

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" during fiscal 1996 (See Note 11 to the consolidated financial statements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of
  Corporate Express, Inc.:

     We have audited the accompanying consolidated financial statements and the consolidated financial statement schedule of Corporate Express, Inc. as of March 1, 1997 and March 2, 1996 and for the years ended March 1, 1997, March 2, 1996 and February 25, 1995 listed in the index in Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Express, Inc. as of March 1, 1997 and March 2, 1996 and the consolidated results of their operations and their cash flows for the years ended March 1, 1997, March 2, 1996, and February 25, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






Coopers & Lybrand L.L.P.
Denver, Colorado
April 18, 1997

                            CORPORATE EXPRESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)



ASSETS
                                                                        March 1,       March 2,
                                                                         1997           1996
                                                                     ------------    -----------
Current assets:
  Cash and cash equivalents                                          $   54,499       $  29,813
  Trade accounts receivable, net of allowance
    of $13,004 and $6,964, respectively                                 494,199         320,483
  Notes and other receivables                                            55,530          30,046
  Inventories                                                           187,558         128,803
  Deferred income taxes                                                  29,076          18,470
  Other current assets                                                   28,548          27,357
                                                                     ----------      ----------
          Total current assets                                          849,410         554,972

Property and equipment:
  Land                                                                   14,105           8,715
  Buildings and leasehold improvements                                  106,824          38,663
  Furniture and equipment                                               249,693         130,497
                                                                     ----------      ----------
                                                                        370,622         177,875
  Less accumulated depreciation                                        (106,891)        (60,744)
                                                                     ----------      ----------
                                                                        263,731         117,131

Goodwill, net of accumulated amortization of $36,471 and
  $16,292, respectively                                                 671,967         333,161
Other assets, net                                                        58,869          18,101
                                                                     ----------      ----------

          Total assets                                               $1,843,977      $1,023,365
                                                                     ==========      ==========





   The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE EXPRESS, INC.

                            (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           March 1,        March 2,
                                                                            1997            1996
                                                                        -------------   -------------
Current liabilities:
  Accounts payable - trade                                               $   292,041     $   177,295
  Accounts payable - acquisitions                                              5,078           2,063
  Accrued payroll and benefits                                                45,512          26,648
  Accrued purchase costs                                                      12,888           3,049
  Accrued merger and related costs                                            18,484          24,880
  Other accrued liabilities                                                   52,012          42,955
  Current portion of long-term debt and capital leases                        29,742          24,389
                                                                         -----------     -----------
     Total current liabilities                                               455,757         301,279

Capital lease obligations                                                     11,545           9,568
Long-term debt                                                               621,705         153,831
Deferred income taxes                                                         26,819           7,374
Minority interest in subsidiaries                                             22,015          24,843
Other non-current liabilities                                                 12,529           4,694
                                                                         -----------     -----------
     Total liabilities                                                     1,150,370         501,589

Commitments and contingencies (Note 8)

Shareholders' equity:
  Preferred stock, $.0001 par value, 25,000,000 shares authorized,
     none issued or outstanding                                                    -               -
  Common stock, $.0002 par value, 300,000,000 shares
    authorized,126,171,467 and 111,954,350 shares
    issued and outstanding, respectively                                          25              22
  Common stock, non-voting, $.0002 par value, 3,000,000
     shares authorized, none issued or outstanding                                 -               -
  Additional paid-in capital                                                 646,536         513,358
  Retained earnings                                                           48,222           8,200
  Foreign currency translation adjustments                                    (1,176)            196
                                                                         -----------     -----------
     Total shareholders' equity                                              693,607         521,776
                                                                         -----------     -----------

          Total liabilities and shareholders' equity                     $ 1,843,977     $ 1,023,365
                                                                         ===========     ===========

       The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                                      Years Ended
                                                      --------------------------------------------
                                                         March 1,       March 2,    February 25,
                                                           1997           1996           1995
                                                      -------------- -------------- --------------


Net sales                                                $3,196,056     $1,890,639     $1,145,151
Cost of sales                                             2,417,746      1,417,366        855,361
Merger related inventory provisions                             --           5,952            --
                                                         ----------     ----------     ----------
     Gross profit                                           778,310        467,321        289,790

Warehouse operating and selling expenses                    562,879        342,581        219,213
Corporate general and administrative expenses                95,101         49,742         29,624
Merger and other nonrecurring charges                        19,840         36,838            --
                                                         ----------     ----------     ----------
     Operating profit                                       100,490         38,160         40,953

Interest expense, net                                        26,949         17,968         16,915
Other income                                                    244          1,786            562
                                                         ----------     ----------     ----------
     Income before income taxes                              73,785         21,978         24,600
Income tax expense                                           33,649         13,766          8,294
                                                         ----------     ----------     ----------
     Income before minority interest                         40,136          8,212         16,306
Minority interest (income) expense                           (1,860)         1,436             69
                                                         ----------     ----------     ----------
     Income from continuing operations                       41,996          6,776         16,237
Discontinued operations:
     Loss from discontinued operations                          --             --             327
     Loss on disposals                                          --           1,225            --
                                                         ----------     ----------     ----------
     Income  before extraordinary item                       41,996          5,551         15,910
Extraordinary item:
     Gain on early extinguishment of debt                       --             --             586
                                                         ----------     ----------     ----------
     Net income                                          $   41,996     $    5,551     $   16,496
                                                         ==========     ==========     ==========

Pro forma net income (Note 13)                           $   40,281     $    5,140     $   15,769
                                                         ==========     ==========     ==========

Weighted average common shares outstanding                  130,029        110,408         80,993
                                                         ==========     ==========     ==========

Pro forma per common share:
     Continuing operations                               $      .31     $      .06     $      .19
     Discontinued operations                                    --            (.01)          (.01)
     Extraordinary item                                         --             --             .01
                                                         ----------     ----------     ----------
     Net income                                          $      .31     $      .05     $      .19
                                                         ==========     ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended February 25, 1995, March 2, 1996 and March 1, 1997
                     (In thousands, except share amounts)



                                                          Preferred Stock               Common Stock       Additional
                                                          ---------------               ------------        Paid-in
                                                         Shares         Amount       Shares       Amount     Capital
                                                         ------         ------       ------       ------     -------
Balance, February 28, 1994                               26,980,000      $7,502      38,378,246    $  8       $115,805
Issuance of common stock                                                             31,602,150       6        138,300
Conversion of common stock                                  100,000                    (112,500)                     -
Conversion of preferred stock                           (19,580,000)         (2)     22,027,500       4             (2)
Redemption of preferred stock                            (7,500,000)     (7,500)
Preferred stock dividend
S Corporation dividends and other equity
  transactions of pooled companies                                                                                 117
Net income
Foreign currency translation adjustment
                                                         ----------      ------      ----------    ----       --------
Balance, February 25, 1995                                        -           -      91,895,396      18        254,220
Issuance of common stock                                                             20,058,954       4        245,573
Young capital contribution                                                                                      12,182
Adjustment to conform fiscal year ends
  of certain pooled companies
S Corporation dividends and other equity
  transactions of pooled companies                                                                               1,383
Net income
Foreign currency translation adjustment
                                                         ----------      ------      ----------    ----       --------
Balance, March 2, 1996                                            -           -     111,954,350      22        513,358
Issuance of common stock                                                             14,217,117       3        119,274
Tax benefit on non-qualified stock
   options exercised                                                                                            11,161
Adjustment to conform fiscal year
   ends of certain pooled companies
S Corporation dividends and other
  equity transactions of pooled companies                                                                        2,743
Net income
Foreign currency translation adjustment
                                                         ----------      ------      ----------    ----       --------
Balance, March 1, 1997                                            -      $    -      126,171,46    $ 25       $646,536
                                                         ==========      ======      ==========    ====       ========




                                           Foreign
                                           Currency
                                          Translation     Retained
                                           Adjustment     Earnings
                                           ----------     --------
Balance, February 28, 1994                  $      9       $(6,963)
Issuance of common stock
Conversion of common stock
Conversion of preferred stock
Redemption of preferred stock
Preferred stock dividend                                      (432)
S Corporation dividends and other equity
  transactions of pooled companies                          (4,076)
Net income                                                  16,496
Foreign currency translation adjustment           50
                                            --------       -------
Balance, February 25, 1995                        59         5,025
Issuance of common stock
Young capital contribution
Adjustment to conform fiscal year ends
  of certain pooled companies                                1,876
S Corporation dividends and other equity
  transactions of pooled companies                          (4,252)
Net income                                                   5,551
Foreign currency translation adjustment          137
                                            --------       -------
Balance, March 2, 1996                           196         8,200
Issuance of common stock
Tax benefit on non-qualified stock
   options exercised
Adjustment to conform fiscal year
   ends of certain pooled companies                           (430)
S Corporation dividends and other
  equity transactions of pooled companies                   (1,544)
Net income                                                  41,996
Foreign currency translation adjustment       (1,372)
                                            --------       -------
Balance, March 1, 1997                      $ (1,176)      $48,222
                                            ========       =======






  The accompanying notes are an integral part of the consolidated financial statements.

                       CORPORATE EXPRESS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                                                                         Years Ended
                                                                   -------------------------------------------------------
                                                                       March 1,           March 2,           February 25,
                                                                         1997               1996                 1995
                                                                   ---------------       ------------        -------------
Cash flows from operating activities:
 Net income                                                          $     41,996        $     5,551         $     16,496
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                                           30,319             18,765               10,705
    Amortization                                                           18,417              9,733                6,373
    Non-cash portion of merger and restructuring charge                     3,761             10,268                  --
    Adjustment to conform fiscal years                                       (430)             1,876                  --
    Gain on early extinguishment of debt                                      --                 --                  (700)
    Minority interest (income)/expense                                     (1,860)             1,436                   69
    Other                                                                   1,496             (1,263)                 492
 Changes in assets and liabilities, excluding acquisitions:
    Increase  in accounts receivable                                      (45,552)           (43,173)             (29,672)
    Increase  in inventory                                                (12,015)           (11,538)              (5,934)
    Increase in other current assets                                       (1,984)           (12,494)              (3,338)
    (Increase) decrease  in other assets                                    3,694             (2,194)              (1,260)
    Increase (decrease) in accounts payable                                  (667)            (8,798)              16,167
    Increase (decrease) in accrued liabilities                            (11,422)            15,398                2,638
                                                                     ------------        -----------         ------------
Net cash provided by (used in) operating activities                        25,753            (16,433)              12,036
                                                                     ------------        -----------         ------------
Cash flows from investing activities:
 Proceeds from sale of assets                                               3,026              5,899                  463
 Capital expenditures                                                    (119,639)           (53,124)             (18,670)
 Payment for acquisitions, net of cash acquired                          (255,830)          (124,300)             (87,886)
 Purchase of marketable securities                                        (15,602)               --                   --
 Other, net                                                                (1,978)                72                 (612)
                                                                     ------------        -----------         ------------
Net cash used in investing activities                                    (390,023)          (171,453)            (106,705)
                                                                     ------------        -----------         ------------
Cash flows from financing activities:
 Issuance of preferred and common stock                                    12,643            449,288              134,993
 Stock offering costs                                                           0            (20,313)              (9,388)
 Issuance of subsidiary common stock                                        2,258              7,733                  --
 Young capital contribution                                                   --              12,182                  --
 Purchase of common stock held by OfficeMax                                   --            (195,831)                 --
 Preferred stock redemption                                                   --                 --                (7,500)
 Debt issuance costs                                                       (8,818)               --                  (869)
 Proceeds from long-term borrowings                                       347,829             44,208               35,189
 Repayments of long-term borrowings                                       (37,948)           (71,813)             (35,422)
 Proceeds from short-term borrowings                                          772             12,835                  --
 Repayments of short-term borrowings                                      (26,945)           (11,592)             (11,095)
 Cash paid to retire bonds                                                    --                 --                (9,300)
 Net proceeds from (payments on) line of credit                           104,382            (18,871)               1,778
 Other                                                                     (4,833)            (4,245)              (1,647)
                                                                     ------------        -----------         ------------
Net cash provided by financing activities                                 389,340            203,581               96,739
                                                                     ------------        -----------         ------------
Net cash provided by (used in) discontinued operations                         61               (222)                (600)
                                                                     ------------        -----------         ------------
Effect of foreign currency exchange rate changes on cash                     (445)            (1,159)                  25
                                                                     ------------        -----------         ------------
Increase in cash and cash equivalents                                      24,686             14,314                1,495
Cash and cash equivalents, beginning of period                             29,813             15,499               14,004
                                                                     ------------        -----------         ------------
Cash and cash equivalents, end of period                             $     54,499        $    29,813         $     15,499
                                                                     ------------        -----------         ------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                            $     35,526        $    20,469         $     13,829
                                                                     ------------        -----------         ------------
 Cash paid during the period for taxes                               $     25,413        $    16,046         $      6,082
                                                                     ------------        -----------         ------------

The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

     Supplemental schedule of noncash investing and financing activities:

     Capital lease obligations in the amount of $7,198,000, $4,305,000 and $3,103,000 were incurred during fiscal 1996, 1995 and 1994, respectively, for equipment.

     During fiscal 1996, the Company acquired, for a net cash purchase price of $241,846,000 and 5,542,000 shares of common stock, 77 office products distributors and 23 service companies. Of these 100 acquisitions, 86 were accounted for as purchases and 14 were accounted for as immaterial poolings of interest. In addition, the Company merged with UT, which was accounted for as a pooling of interests with financial results included from March 3, 1996 for 6,332,000 shares of common stock and Nimsa, which was accounted for as a pooling of interests with financial results included beginning in fiscal 1995 for 1,125,000 shares of common stock. The Company completed 52 acquisitions for a net cash outlay in fiscal 1995 of $118,256,000. During fiscal 1994, the Company completed 24 acquisitions for a net cash outlay of $74,707,000. In conjunction with the acquisitions, liabilities were assumed as follows:

                                                    Years Ended
                                       --------------------------------------
                                        March 1,     March 2,    February 25,
                                          1997         1996         1995
                                       ----------   ----------   ------------
                                                   (In thousands)
Fair value of assets acquired            $620,252     $271,264       $135,248
Cash paid, net of cash acquired           241,846      118,256         74,707
Issuance of notes payable                   4,650       11,111            ---
Issuance of stock                          86,922        9,562          4,614
Forgiveness of debt                           ---       11,138            150
Purchase price payable, included in
 current liabilities                        4,057        2,750          5,325
                                         --------     --------       --------
Liabilities assumed                      $282,777     $118,447        $50,452
                                         ========     ========       ========

     In addition to the amounts set forth above, Corporate Express paid $11,695,000 and $6,044,000 for prior period acquisitions during fiscal 1996 and fiscal 1995, respectively.

     During fiscal 1996, the Company paid $2,289,000 to dissenting shareholders of a pooled company; purchased a warehouse facility for 202,500 shares of common stock; issued 107,207 shares of common stock to retire convertible debt of $1,449,400 previously issued by one of the Company's acquired subsidiaries; and acquired the remaining 49% interest in Corporate Express United Kingdom.

     In January 1995, the Company purchased for $1,186,000 in cash, $1,000,000 in accounts payable, and $650,000 in notes payable the remaining interest of a company for which a majority interest was acquired in fiscal 1993.

     In December 1994, the Company recorded a liability of $1,855,000 for subsequent payments due to the sellers of a company acquired by Lucas in fiscal 1993.

     On September 30, 1994, the Company issued 14,610,000 shares of Common Stock upon conversion of its Series A, B and C preferred on a two for one basis.

     In August 1994, the Company purchased for $350,000 in cash and $100,000 in notes payable a 45% interest in an office products distributor. During fiscal 1994, the Company paid $234,000 for additional expenses for prior period acquisitions. In addition, the Company made a final payment of $11,409,000 for the Hanson acquisition and Delivery distributed non-cash dividends of $493,000 to certain Delivery stockholders in fiscal 1994.

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

                           CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies:

    Principles of Consolidation:

    The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. As more fully described in Note 2, the following acquisitions have been consummated by the Company:

    . CEX Acquisition Corp., a wholly-owned subsidiary of the Company, was merged with and into Young on February 27, 1996.

    . DSU Acquisition Corp., a wholly-owned subsidiary of the Company, was merged with and into Delivery on March 1, 1996.

    .  Nimsa was acquired by the Company on October 31, 1996.

    . Bevo Acquisition Corp., Inc. a wholly-owned subsidiary of the Company, was merged with and into UT on November 8, 1996.

    . IMS Acquisition, Inc., a wholly-owned subsidiary of the Company, was merged with and into Sofco on January 24, 1997.

    . H.M. Acquisition Corp., Inc. a wholly-owned subsidiary of the Company, was merged with and into HMI on January 30, 1997.

    These acquisitions were accounted for as poolings of interests and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of Delivery, Young, Nimsa, HMI and Sofco for all applicable periods. The accompanying financial statements have been restated to include the operations of UT effective March 3, 1996 and Nimsa effective for fiscal 1995; prior UT results were immaterial. Acquisitions accounted for as purchases are included in the accounts and operations as of the effective date of the transaction and immaterial acquisitions accounted for as poolings of interests are included in the accounts and operations as of the beginning of the fiscal quarter in which the transaction is effective. The Company accounts for its investments in less than 50% owned entities using the equity or cost methods. All intercompany balances and transactions have been eliminated.

    Definition of Fiscal Year:

    As used in these consolidated financial statements and notes to consolidated financial statements, "fiscal 1996," "fiscal 1995," and "fiscal 1994" refer to the Company's fiscal years ended March 1, 1997, March 2, 1996 and February 25, 1995, respectively. In connection with the mergers, Nimsa, UT and HMI changed their 1996 fiscal year ends, Sofco changed its 1996 and 1995 fiscal year ends, and Delivery and Young changed their 1995 fiscal year ends to conform to the fiscal year ends of the Company. References to fiscal 1995 for Nimsa refers to Nimsa's June 1996 year end; references to fiscal 1995 and prior fiscal years for HMI refers to HMI's December year end; and references to fiscal 1994 and prior fiscal years for Sofco, Delivery and Young refer to Sofco's May year end, Delivery's December year end and Young's September year end.

    Cash and Cash Equivalents:

    Cash and cash equivalents include short-term investments with original maturities of three months or less.

                           CORPORATE EXPRESS, INC.

    Inventories:

    Inventories primarily consist of finished goods which are valued at the lower of first-in, first-out (FIFO) cost or market. The Company periodically assesses its inventory to determine market value based upon such factors as historical sales and purchases, inclusion in the Company's proprietary In-Stock Catalog and other factors. Included in cost of sales for fiscal 1995 is a merger related inventory provision of $5,952,000. This provision reflects the write-down to fair market value of certain inventory which the Company decided to eliminate from its product line.

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

    The Company capitalizes certain internal and external software costs that benefit future years. The amortization commencement and useful life is dependent upon whether the software is non-interactive or interactive. Non-interactive software has functionality that is not directly tied into and/or dependent upon future development or software at other company sites. Interactive software has significant functionality that is dependent upon future development or that is directly tied into and/or dependent upon the installation of the same software at other Company sites. All software is amortized over its economic useful life, which is three to ten years using the straight-line method.

    Capitalized software costs totaled $47,695,000 and $16,790,000 at March 1, 1997 and March 2, 1996, respectively. Software amortization expense was $476,000 for fiscal year 1996. There was no software amortization expense for fiscal years 1995 and 1994.

    Concentration of Credit Risk:

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high quality credit institutions. At times, such investments may be in excess of the FDIC insurance limit.

    Concentration of credit risk with respect to trade receivables is limited due to the wide variety of customers and markets into which the Company's products are sold, as well as their dispersion across many geographic areas. As a result, as of March 1, 1997, the Company did not consider itself to have any significant concentrations of credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

    The Company maintains allowances for potential credit losses and historical losses have been within management's expectations.

    Intangible Assets:

    Goodwill is amortized on a straight-line basis over periods of 25 and 40 years. Noncompete agreements, which are included in other assets, are amortized on a straight-line basis over periods of 2-10 years. The Company evaluates intangible assets periodically in accordance with Statement of Financial Accounting Standards No. 121 to determine whether they are properly reflected in the financial statements based upon future undiscounted operating cash flows. If

                           CORPORATE EXPRESS, INC.

an impairment is determined to exist, the impaired asset is written down to fair market value. The balance of $671,967,000 at March 1, 1997 reflects additions from acquisitions and changes in foreign exchange rates of $357,125,000.

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

    Revenue Recognition:

    Revenue is recognized upon the shipment of products and completion of service to customers.

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

    Foreign Currency Translation:

    Balance sheet accounts of foreign operations are translated using the year-end exchange rate, and income statement accounts are translated on a monthly basis using the average exchange rate for the period. Translation gains and losses are recorded in shareholders' equity, and realized gains and losses from transactions are reflected in income. An aggregate transaction gain of $116,000 and a loss of $37,000 were included in the determination of net income in fiscal 1996 and 1995, respectively. No transaction gains or losses were included in the determination of net income in fiscal 1994. The Company does not currently hedge foreign currency risk exposure.

    Income Taxes:

    For all periods presented, income taxes are calculated using the liability method in accordance with the provisions set forth in Statement of Financial Accounting Standards (SFAS) No. 109.

    Pro Forma Income Taxes:

    In fiscal 1996, the Company acquired an entity in a pooling of interests transaction, which was previously an S Corporation for income tax purposes prior to its acquisition by Corporate Express and, accordingly, any income tax

                           CORPORATE EXPRESS, INC.

liabilities for the periods prior to the acquisition are the responsibility of the previous owner. For purposes of these consolidated financial statements, federal and state income taxes have been provided as a pro forma adjustment as if the acquired entity had filed C Corporation tax returns for the pre-acquisition periods (See Note 13).

    Pro Forma Net Income Per Share:

    Pro forma net income per share is calculated by dividing pro forma net income (net income after giving effect to the pro forma tax adjustment), after preferred stock dividend requirements of Young of $432,000 for the year ended February 25, 1995 by the weighted average shares of common stock and common stock equivalents outstanding. Pursuant to the rules of the Securities and Exchange Commission, common stock equivalents related to common stock, preferred stock, stock options and warrants issued within one year prior to the Company's initial public offering have been included as if they were outstanding for all periods presented. Fully diluted earnings per share differ from primary earnings per share by less than 3%.

    Stock Split and Stock Dividends:

    In connection with its initial public offering, the Company effected a one-for-two reverse stock split in August 1994 and converted all of its outstanding preferred stock to common stock on a three for two share basis in September 1994. The Company distributed a 50% share dividend in June 1995 and January 1997. All share numbers and prices have been adjusted to reflect the reverse stock split, the conversion of preferred to common and the 50% share dividends.

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

    Reclassifications:

    Certain reclassifications have been made to the fiscal 1995 and fiscal 1994 consolidated financial statements to conform to the fiscal 1996 presentation. These reclassifications had no impact on net income.

    New Accounting Standards:

    In the fourth quarter of fiscal 1997, the Company will adopt SFAS No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share found in APB Opinion No. 15, "Earnings per Share" and makes them comparable to international EPS standards. Had SFAS No. 128 been effective during fiscal 1996, 1995 and 1994, (i) " Basic earnings per share" under SFAS No. 128 would have been $0.33, $0.05 and $0.22, respectively, and (ii) "Dilutive earnings per share" under SFAS No. 128 would have been $0.31, $0.05 and $0.19, respectively.

    The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" during fiscal 1996 (See Note 11).

2.  Pooling of Interests:

    Effective January 30, 1997, the Company issued approximately 4,650,000 shares of common stock in exchange for all of the outstanding stock of HMI, the largest privately-held supplier of promotional products to large corporations.

    Effective January 24, 1997, the Company issued approximately 2,550,000 shares of common stock in exchange for all of the outstanding stock of Sofco, one of the largest suppliers of janitorial and cleaning supplies in the United States.

                           CORPORATE EXPRESS, INC.

    Effective November 8, 1996, the Company issued approximately 6,332,000 shares of common stock in exchange for all of the outstanding stock of UT, the second largest same-day delivery service provider in the United States.

    Effective October 31, 1996, the Company issued approximately 1,125,000 shares of common stock and paid approximately $2,289,000 to the consenting and dissenting sharesholders, respectively, of Nimsa, a computer software reseller located in Paris, France, in exchange for all of Nimsa's outstanding stock.

    Effective March 1, 1996, the Company issued approximately 23,409,000 shares of common stock in exchange for all of the outstanding stock of Delivery, a provider of same-day local delivery services.

    Effective February 27, 1996, the Company issued approximately 4,398,000 shares of common stock in exchange for all of the outstanding stock of Young, a distributor of computer and imaging supplies and accessories.

    In addition to the above acquisitions, the Company completed 14 other acquisitions which were accounted for as immaterial poolings of interests for approximately 1,942,000 shares of common stock during fiscal 1996. The financial statements for these immaterial acquisitions for periods prior to the acquisition have not been restated.

    During fiscal 1995, prior to merging with the Company, Delivery acquired the outstanding stock of 14 companies in exchange for approximately 3,951,000 shares of Delivery common stock. During fiscal 1994, Delivery acquired the stock of six companies in exchange for approximately 1,722,000 shares of Delivery common stock.

    Separate results of operations for Corporate Express and the pooled operations for the periods prior to the mergers are as follows:


                                                             Year Ended
                                               ----------------------------------------
                                                 March 1,      March 2,     February 25,
                                                  1997           1996          1995
                                               -----------  -------------  ------------
                                                            (In thousands)
    Net sales:
        Corporate Express                       $2,715,785    $1,132,012     $  621,469
        HMI                                         92,080        84,013         83,752
        Sofco                                      139,734       144,621        133,481
        UT                                         196,199           ---            ---
        Nimsa                                       52,258        71,901            ---
        Young                                          ---       115,628         86,184
        Delivery                                       ---       306,364        109,865
        Delivery poolings prior to merger
         with Delivery                                 ---        36,100        110,400
                                                ----------    ----------     ----------
        Combined                                $3,196,056    $1,890,639     $1,145,151
                                                ==========    ==========     ==========

    Net income (loss):
        Corporate Express                       $   31,710    $    3,702     $    5,248
        HMI                                          4,182           990          1,772
        Sofco                                        3,529           319          1,989
        UT                                           1,369           ---            ---
        Nimsa                                        1,206         1,762            ---
        Young                                          ---        (3,073)         1,264
        Delivery                                       ---           815          4,223
        Delivery poolings prior to merger
         with Delivery                                 ---         1,036          2,000
                                                ----------    ----------     ----------
        Combined                                $   41,996    $    5,551     $   16,496
                                                ==========    ==========     ==========

                           CORPORATE EXPRESS, INC.


Other changes in shareholders' equity:
  Corporate Express                           $ 106,299    $ 229,356   $ 115,024
  HMI                                            (3,761)      (2,193)     (1,917)
  Sofco                                           1,538         (230)        692
  UT                                             26,135          ---         ---
  Nimsa                                            (376)       6,026         ---
  Young                                             ---       13,028      (7,932)
  Delivery                                          ---       12,032      23,211
  Delivery poolings prior to merger with
   Delivery                                         ---       (1,116)     (2,613)
                                              ---------    ---------   ---------
Combined                                      $ 129,835    $ 256,903   $ 126,467
                                              =========    =========   =========

    Certain reclassifications and adjustments have been made to the prior financial statements of the pooled companies to conform to the Corporate Express financial presentation and policies which adjustments had an immaterial effect on net income.

    All intercompany transactions have been eliminated.

    The consolidated statement of operations for fiscal 1996 includes the income and expenses of Corporate Express (including Young and Delivery), HMI, Sofco, UT and Nimsa for the twelve months ended March 1, 1997.

    The consolidated statement of operations for fiscal 1995 includes the income and expenses of Corporate Express, Sofco, Young and Delivery for the twelve months ended March 2, 1996, of HMI for the twelve months ended December 31, 1995, and of Nimsa for the twelve months ended June 30, 1996. In order to conform the HMI and Nimsa year ends to Corporate Express' fiscal year end, Nimsa net income for the March 1996 to June 1996 period was included in both fiscal 1995 and 1996, and HMI net income for the January 1996 to February 1996 period was excluded from fiscal 1995. Accordingly, an adjustment has been made in fiscal 1996 to debit retained earnings directly for the March 1996 to June 1996 Nimsa net income of $630,000 and to credit retained earnings directly for the January 1996 to February 1996 HMI net income of $200,000.

    The consolidated statement of operations for fiscal 1994 includes the income and expenses of Corporate Express for the twelve months ended February 25, 1995, of Sofco for the twelve months ended May 26, 1995, of HMI for the twelve months ended December 31, 1994, of Young for the twelve months ended September 30, 1994, and of Delivery for the twelve months ended December 31, 1994. In order to conform the Sofco, Young and Delivery year ends to Corporate Express' fiscal year end, Sofco net income for the March 1995 to May 1995 period was included in both fiscal 1994 and 1995, Young net income for the October 1994 to February 1995 period was excluded from fiscal 1994, and Delivery net income for the January 1995 to February 1995 period was excluded from fiscal 1994. Accordingly, an adjustment has been made in fiscal 1995 to debit retained earnings directly for the March 1995 to May 1995 Sofco net income of $747,000, and to credit retained earnings for the October 1994 to February 1995 Young net income of $846,000 and the January 1995 to February 1995 Delivery net income of $1,777,000.

    The results of operations for the adjustment periods are as follows:

                         Period        Net Sales       Net Income
                       ----------      ---------       ----------

        Nimsa           3/96-6/96        $25,986           $  630
        HMI             1/96-2/96         15,415              200
        Sofco           3/95-5/95         33,085              747
        Young          10/94-2/95         39,683              846
        Delivery        1/95-2/95         50,382            1,777

                           CORPORATE EXPRESS, INC.

3.  Merger and Other Nonrecurring Costs:

    During fiscal year 1996, the Company recorded an estimated net merger and other nonrecurring charge of $19,840,000. This net charge is comprised of $27,411,000 in merger and other nonrecurring charges primarily in conjunction with the acquisitions of UT, Nimsa, HMI and Sofco, offset by $7,571,000 of reduction to the merger and other nonrecurring charge established in the fourth quarter of fiscal 1995, largely caused by changes in plans due to the acquisition of UT. The fiscal year 1996 charges include the actual costs of completing the acquisitions and anticipated costs for merging various UT facilities into Company locations and closing redundant facilities. The charge includes the closure of 115 facilities and the reduction of approximately 485 employees.

                                                                                            Balance
                                                       Cash   Non-Cash    Total     Usage   3/1/97
                                                       ----   --------    -----     -----   ------
    Merger transaction costs (1)                     $15,274            $15,274  $(12,706)  $ 2,568
    Severance and terminations (2)                     5,333              5,333      (760)    4,573
    Facility closure and consolidation (3)             3,575              3,575      (102)    3,473
                                                     -------            -------  --------   -------
    Accrued merger and related costs, balance         24,182             24,182   (13,568)   10,614
    Other asset write-downs and costs (4)                --     $3,229    3,229    (1,180)    2,049
                                                     -------    ------  -------  --------   -------
        Total                                        $24,182    $3,229  $27,411  $(14,748)  $12,663
                                                     =======    ======  =======  ========   =======

    (1) Merger transaction costs are the direct costs from the pooling transactions and include legal, investment banking, printing and other related costs.

    (2) Severance and employee termination costs are related to the elimination of duplicate management positions and facility closures and consolidations. Approximately 34 of the 485 employees estimated to be terminated have been terminated as of March 1, 1997.

    (3) Facility closure and consolidation costs are the estimated costs to close redundant facilities, lease costs and other costs associated with closed facilities. Eight of the 115 facilities estimated to be closed or consolidated have been closed or consolidated as of March 1, 1997.

    (4) Other asset write-downs and costs are recorded as contra assets and include software, leasehold improvements and equipment being abandoned or written off as a result of the UT acquisition.

    During the fourth quarter of fiscal 1995, the Company recorded $36,838,000 in merger and other nonrecurring charges (in addition to $5,952,000 in merger related inventory provisions) primarily in conjunction with the acquisitions of Delivery and Young. These merger and other nonrecurring charges include merger transaction related costs of $13,273,000; severance and employee termination costs of $7,457,000 (representing approximately 760 employees); facility closure and consolidation costs of $9,693,000; and other asset write-downs and costs of $6,415,000. Of the $36,838,000 charges, $7,724,000 are non-cash charges.

        This liability was adjusted in fiscal 1996 to reflect the actual merger transaction costs incurred and revised plans primarily as a result of the integration of UT with Delivery. This adjustment was recorded as an offset to the third quarter merger and other nonrecurring charge.

                           CORPORATE EXPRESS, INC.



                                               Balance         Cash        Non-Cash                    Balance
                                               3/2/96        Payments       Usage        Adjustments    3/1/97
                                               -------      ---------     ----------     -----------    ------

Merger transaction costs (1)                   $ 9,161      $ (7,388)                      $  (259)      $1,514
Severance and terminations (2)                   7,165        (1,523)                       (2,550)       3,092
Facility closure and consolidation (3)           8,554        (1,169)                       (4,121)       3,264
                                               -------       -------                       --------     -------
Accrued merger and related costs, balance       24,880       (10,080)                       (6,930)       7,870
Other asset write-downs and costs (4 )           3,789             -        $(1,045)          (641)       2,103
                                               -------       -------        --------       --------     -------
       Total                                   $28,669      $(10,080)       $(1,045)       $(7,571)      $9,973
                                               =======      ========        ========       ========     =======


(1) Remaining merger transactions costs represent the estimated contract buy-outs for certain former Delivery employees and other transaction costs, both of which are being negotiated.

(2) Severance and termination costs are the severance payments related to facility closures and centralization of certain shared services. Approximately 58 of the 760 employees estimated to be terminated have been terminated as of March 1, 1997, and 278 positions will no longer be eliminated as a result of the revised exit plan.

(3) Of the 88 facilities estimated to be closed or consolidated, 31 have been closed or consolidated as of March 1, 1997, and 18 facilities will no longer be eliminated as a result of the revised exit plan.

(4) Other asset write downs and costs are recorded as contra assets and include software, leasehold improvements and equipment being abandoned or written off as a result of the acquisition.


4.  Purchases:

    Fiscal 1996

    The Company purchased for a net cash purchase price of $241,846,000 and approximately 3,600,000 shares of common stock, 46 domestic office product distributors, 29 international office product distributors and 11 delivery service companies. The excess of the purchase price over the fair market value of the net tangible assets acquired was allocated to goodwill and is being amortized over 40 years for office product distributors and 25 years for delivery service companies. Included in the 46 domestic product acquisitions are three purchases and one immaterial pooling consummated by UT prior to its acquisition by Corporate Express, and ASAP Software Express, Inc. ("ASAP"), a distributor of software to large corporations. The ASAP purchase price was $97,611,000 offset by cash acquired of $13,792,000. Included in the 29 international product acquisitions is Boulevard Produits De Bureau, Inc. ("Boulevard"), a seller of office supplies, furniture and equipment, for a net cash purchase price of $16,102,000. The Company also repaid $9,498,000 of Boulevard promissory notes with cash of $731,900 and 356,832 shares of the Company's common stock.

     In January 1997, Corporate Express Australia ("CEA") shareholders approved a one for five non-renounceable common stock rights offer at a price of A$.85 (US$.65) per share. Pursuant to the rights offer, on February 27, 1997, CEA issued 8,216,721 shares to Corporate Express and 3,553,370 shares to institutional investors. As of March 1, 1997, Corporate Express interest in CEA was 54.6%. On March 10, 1997, an additional 3,750,000 shares were issued to institutional investors which changed the Corporate Express interest in CEA to 52.4%.

     In November 1996, Corporate Express purchased the remaining 49% interest in the Chisholm Group by issuance of shares of Corporate Express common stock. The Company has earn-out agreements with former shareholders that may require additional payments by the Company of up to $3,259,000. Any additional payments will be accounted for as increases to the purchase price.

                           CORPORATE EXPRESS, INC.

     Fiscal 1995

    Corporate Express purchased for a net cash purchase price of $79,111,000, 27 office product distributors including five distributors purchased by CEA and a software distributor purchased by Nimsa. Also included in the above purchases is one office product distributor purchased by the Chisholm Group, a United Kingdom contract stationer, in which Corporate Express acquired a 51% interest in February 1996.

     Young repurchased its remaining seven franchises for approximately $20,512,000, terminated four franchises for consideration of $233,000 and purchased substantially all of the business, properties and assets of a computer supplies distributor for a purchase price of $675,000. The excess of the purchase price over the fair value of the net tangible assets acquired was allocated to goodwill and is being amortized over 40 years. Delivery completed 16 acquisitions accounted for as purchases. The net cash purchase price paid in these transactions was $15,208,000 in cash, 378,000 shares of Delivery common stock and $5,565,000 in convertible notes. The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to goodwill and is being amortized over 25 years. All of the companies acquired provide same-day delivery service.

     In December 1994, Young purchased all of the issued and outstanding shares of a computer supplies distributor for a purchase price of $2,750,000 and the assumption of other liabilities. Young may be required to pay additional consideration to the former shareholders should the acquired company reach certain earnings thresholds. No such additional amounts were paid in 1995. The excess purchase price over the fair value of net tangible assets acquired was allocated to goodwill and is being amortized over 40 years.

     In February 1996, CEA shareholders approved the issue of an additional 12,939,000 shares and 50,000 shares of its common stock at a price of A$1.30 (US$.96) per share and A$1.00 (US$.74) per share, respectively. Of the shares issued, 5,789,000 were purchased by Corporate Express, 4,600,000 were purchased by institutional investors and 2,600,000 shares were approved for issue to CEA officers and employees as employee incentive shares (of which 1,710,000 were issued as of March 2, 1996). As a result, at March 2, 1996, Corporate Express' interest in CEA was 51.8%.

     On December 21, 1995 CEA issued an additional 6,110,000 shares of its common stock at a price of A$1.30 (US$.96) per share. Of the shares offered, 3,110,000 were purchased by Corporate Express and 3,000,000 were purchased by institutional investors for cash. As a result, Corporate Express' interest in CEA changed from 52.7% to 52.5%.

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


                                            Year Ended             Year Ended
                                             March 1,               March 2,
                                               1997                   1996
                                            ----------            -----------
                                        (In thousands, except per share amounts)

Net sales                                   $3,550,205            $2,995,708
Net income before extraordinary items           41,302                29,769
Net income                                      41,302                29,010
Net income per common share                       0.31                  0.25


                           CORPORATE EXPRESS, INC.

5.  Accrued Purchase Costs:

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

    The following tables set forth activity in the Company's accrued purchase liabilities:



Prior to EITF 95-3:


                                                     Warehouse                                Disposition
                                                     & System       Redundant                  of Assets
                                         Total      Integrations    Facilities    Severance     & Other
----------------------------             -------    ------------   -----------    ----------  -----------
                                                                  (In thousands)
Balance, February 25, 1995               $11,252      $ 8,109          $1,005       $ 1,596       $ 542
Additions                                  1,731          659             223           734         115
Payments                                  (6,469)      (3,630)           (784)       (1,766)       (289)
Reversals                                 (5,250)      (4,388)            (41)         (523)       (298)
                                         -------      -------          ------       -------       -----
Balance, March 2, 1996                     1,264          750             403            41          70
Payments                                    (675)        (452)           (182)          (41)         --
Reversals to goodwill                       (589)        (298)           (221)           --         (70)
                                         -------      -------          ------       -------       -----
Balance, March 1, 1997 (1)               $     0      $     0          $    0       $     0       $   0
                                         =======      =======          ======       =======       =====

(1) All consolidation projects relating to companies acquired prior to the adoption of EITF 95-3 have been successfully completed.

After adoption of EITF 95-3:

                                                      Warehouse                                Disposition
                                                      & System       Redundant                  of Assets
                                          Total      Integrations    Facilities   Severance      & Other
                                         -------     ------------    ----------   ---------    -----------
                                                                   (In thousands)


Balance, February 25, 1995               $    --      $    --          $   --        $   --      $   --
Additions                                  2,414          691             202         1,065         456
Payments                                    (629)        (177)             (4)         (293)       (155)
                                         -------      -------          ------        ------      ------
Balance, March 2, 1996                     1,785          514             198           772         301
Additions                                 21,429        2,037           4,912         9,727       4,753
Payments                                  (8,503)        (699)           (557)       (4,066)     (3,181)
Reversals to goodwill                     (1,823)          (7)         (1,284)         (284)       (248)
                                         -------      -------          ------        ------      ------
Balance, March 1, 1997 (1)               $12,888       $1,845          $3,269        $6,149      $1,625
                                         =======      =======          ======        ======      ======

(1) Accrued purchase costs, after adoption of EITF 95-3, primarily represent the liabilities incurred to consolidate acquired operations into existing Company facilities.

                            CORPORATE EXPRESS, INC.

6.  Discontinued Operations:

    During fiscal 1995, Sofco adopted a plan to discontinue the operations of Sofco-Eastern, Inc. ("Eastern"). Accordingly, the consolidated financial statements have been reclassified to report separately the net assets, liabilities and operating results of the Eastern operations. As of March 1, 1997, all Eastern operations have been disposed of and actual losses recorded on the disposal of the assets. The loss from discontinued operations in fiscal 1995 and fiscal 1994 were $1,225,000 (net of tax benefits of $851,000), representing the loss on disposal and $327,000 (net of tax benefits of $225,000), representing the net loss on operations. The Eastern revenues were not material to total consolidated revenues for fiscal years 1996, 1995 and 1994.

7.  Debt:

                                                                                         March 1,     March 2,
    Debt consisted of the following:                                                       1997         1996
                                                                                       -----------   ----------
                                                                                            (In thousands)
    4 1/2% Convertible Notes (the "Notes), due July 1, 2000, interest payable on January 1 and July 1 of each year commencing on
        January 1, 1997, convertible into shares of the Company's
        common stock at a conversion price of $33.33 per share.                           $325,000          ---

    $350,000,000 unsecured multi-currency revolving line of credit. Interest rates are equal to either (i) the Corporate Base Rate or (ii) LIBOR plus .5%, each of which is based upon a performance grid (6.0%
        at March 1, 1997), with principal due on March 31, 2000. Commitment fees on the unused balance are based on the ratio of debt to cash flow
        (as defined) and was 0.18% at March 1, 1997.                                       136,000        8,000

    9 1/8% Series B Senior Subordinated Notes, unsecured, subordinated to existing debt up to an aggregate of $155 million, guaranteed by the operating subsidiaries of the Company. Due March 15, 2004, semi-
        annual interest payments beginning September 15, 1994. Redeemable by the Company from March 1999 to March 2001 at premiums
        ranging from 3.422% to 1.141%.                                                      90,000       90,000

    Various revolving lines of credit, variable interest rates ranging from 4.0%
        to 9.5% at March 1, 1997.                                                           23,959          ---

    HMI revolving bank line of credit agreement collateralized by accounts receivable, inventory and other assets. Interest payable monthly at the lesser of the lender's prime rate or the applicable average federal funds rate plus 1.5%. This agreement was repaid in full on January 31,
        1997.                                                                                  ---       15,873

    $55,000,000 Delivery unsecured revolving credit facility. Interest rates are equal to i) LIBOR plus 1.25% or ii) the prime rate, at the Company's option (weighted average rate of 6.56% for fiscal 1995).  This loan was
        repaid in full on May 31, 1996.                                                        ---       11,900

    Term loan facility collateralized by CEA's assets.  Fixed interest rates ranging from 8.9% to 10.95%. $4,409,000 repaid in March 1997.  Principal payments of $389,000 per quarter plus interest commencing October 1998.  Final
        payment of $156,000 plus interest due in July 1999.                                  5,682        6,094

                            CORPORATE EXPRESS, INC.

    CEA revolving loans, interest at floating rates, 7.7% at March 1, 1997.
        Interest payable monthly.  Maturity dates range from December 1998
        to July 1999.                                                                         13,396        ---

    Bank term loans, collateralized by equipment, with interest floating at LIBOR plus 1.75% to 2.0%, principal and interest payable monthly, maturities range
        from 48 months to 60 months through March 2002.                                        9,341      5,620

    Convertible subordinated notes due between March 31, 1997 and
        January 31, 1998, bearing interest of 5.0% to 6.0%, payable quarterly or semi-annually, and convertible prior to maturity at the holder's option at prices ranging from $19.97 to $32.70, into 222,000 shares of common
        stock.                                                                                 4,864      5,565

    City of Aurora, Colorado Industrial Development Bonds, Series 1984,
        collateralized by land and building, interest at a floating rate, as defined, ranging from 4.8% in 1995 to 5.0% at March 1, 1997, payable semi-
        annually and principal installments of varying amounts ($100,000 in 1995
        and $200,000 in 1996) payable annually through November 2009.                          4,380      4,480

    Various notes payable due December 2006, variable interest rates (4.75% on
        March 1, 1997 and 5.34% on March 2, 1996), collateralized by cash deposits.            4,015      4,641

    Other, interest from 2.9% to 17.4%.                                                       28,870     21,810
                                                                                            --------   --------

    Total debt                                                                               645,507    173,983
    Less current portion of debt                                                              23,802     20,152
                                                                                            --------   --------
    Long-term portion of debt                                                               $621,705   $153,831
                                                                                            ========   ========

    The annual maturities of debt for succeeding years are as follows:

       Fiscal Year                                           (In thousands)
       -----------                                           --------------
       1997                                                      $ 23,802
       1998                                                        10,909
       1999                                                        19,506
       2000                                                       465,627
       2001                                                         2,244
       Thereafter                                                 123,419
                                                                 --------
          Total                                                  $645,507
                                                                 ========

    Certain of the debt agreements contain provisions which require maintenance of the Company's minimum net worth, certain financial ratios, including debt to cash flow and fixed charge coverage, and limit the Company's ability to pay dividends. Delivery's credit facility became due upon the acquisition by the Company but was extended until May 31, 1996, when it was repaid using the Company's line of credit.

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

                            CORPORATE EXPRESS, INC.

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

    On June 24, 1996, the Company issued $325,000,000 principal amount of Convertible Notes. The Convertible Notes are convertible into the Company's common stock at a conversion price of $33.33 per share, subject to adjustments under certain conditions. A portion of the proceeds from the sale of the Notes was used to repay the Company's revolving credit facility and an acquisition note payable with the remaining proceeds being used to fund acquisitions and for other general corporate purposes.

    On March 17, 1995, the Company exchanged its 9 1/8% Series A Senior Subordinated Notes due 2004 (the "Series A Notes") for 9 1/8% Series B Senior Subordinated Notes due 2004 (the "Series B Notes"). The terms of the Series B Notes are substantially the same as the Series A Notes, except that the Series B Notes are registered under the Securities Act of 1933. The illiquidity payment of approximately .5% per annum previously payable on the Series A Notes ceased when they were exchanged for the Series B Notes on March 17, 1995, reducing the annual interest rate from 9 5/8% to 9 1/8%. In fiscal 1994, the Company repurchased $10,000,000 principal amount of the Series A Notes.

    The Company's Senior Credit Facility prohibits the distribution of dividends without the prior written consent of the lenders and the Indenture governing the Series B Notes prohibits the Company from paying a dividend which would cause a default under such indenture or which would cause the Company to fail to comply with certain financial covenants.

    The Company capitalized $3,887,000 and $882,000 of interest expense in fiscal 1996 and 1995, respectively, primarily related to software developed for internal use and the construction of corporate facilities. No interest was capitalized in fiscal 1994.


8.  Commitments and Contingencies:

    Operating Leases:

    The Company has various noncancellable operating leases, primarily for warehouse buildings and delivery trucks. Lease expense, net of sublease rentals of $992,000, $30,000, and $127,000 for the years ended March 1, 1997, March 2,
1996, and February 25, 1995 was $54,567,000, $19,195,000, and $13,906,000,
respectively.

    Future minimum lease payments are as follows:

    Fiscal Year                                    (In thousands)
    -----------                                    --------------
     1997                                               $ 42,191
     1998                                                 33,135
     1999                                                 26,340
     2000                                                 18,908
     2001                                                 13,295
     Thereafter                                           46,950
                                                        --------
     Total                                               180,819
     Less subleases                                        1,361
                                                        --------
     Net obligation                                     $179,458
                                                        ========

    The leases generally are for periods of three to ten years and provide for renewals of one month to five years at the Company's option.

                            CORPORATE EXPRESS, INC.

    Capital Leases:

    The Company is the lessee of certain property and equipment under capital leases expiring in various years through 2009. Included in furniture and equipment at March 1, 1997 is $24,511,000 of assets under capital leases and related accumulated depreciation of $9,677,000.

    Future minimum lease payments required under these capital leases are as follows:

        Fiscal Year                                         (In thousands)
        -----------                                         --------------
        1997                                                    $ 7,187
        1998                                                      5,397
        1999                                                      3,753
        2000                                                      2,242
        2001                                                      1,070
        Thereafter                                                2,250
                                                                -------
        Total minimum lease payments                             21,899
        Less amount representing interest                         4,414
                                                                -------
        Present value of minimum lease payments                  17,485
        Less current portion of capital lease obligations         5,940
                                                                -------
        Non-current portion of capital lease obligations        $11,545
                                                                =======

    Contingencies:

    In the normal course of business, the Company is subject to certain legal proceedings. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the Company's financial position or operating results. The Company has a dispute with certain of the former shareholders of a company acquired by the Company in fiscal 1996. No legal proceedings have been commenced by these shareholders and the Company cannot determine if any legal action will be initiated, or the results or materiality of any such action.


9.  Income Taxes:

    Federal, state and foreign income taxes for the fiscal years ended March 1, 1997, March 2, 1996, and February 25, 1995 consisted of the following:

                                                       1996       1995       1994
                                                      ------     ------     ------
                                                             (In thousands)
Current
 Federal                                             $   202    $10,604     $7,707
 State                                                   615      1,089      1,218
 Foreign                                               1,943      3,205         --
Deferred
 Federal                                              17,149       (429)    (2,499)
 State                                                 5,401      1,544       (251)
 Foreign                                                (793)        --         --
Utilization of net operating loss                         --     (2,247)    (1,051)
Change in tax status                                  (2,029)        --         --
Allocated to goodwill                                     --         --      4,374
Allocated to contributed capital                      11,161         --         --
Adjustment of beginning valuation allowance               --         --     (1,204)
                                                     -------    -------     ------
    Total income tax expense                         $33,649    $13,766     $8,294
                                                     =======    =======     ======

                            CORPORATE EXPRESS, INC.

    The benefit recognized in fiscal 1996 for change in tax status relates to establishing deferred tax assets for an acquired S corporation. The $11,161,000 contribution to capital relates to deductions recognizable only for tax purposes of non-qualified stock options exercised during fiscal 1996.

    At March 1, 1997 the Company had, for United States federal and foreign tax purposes, net operating loss carryforwards of $33,650,000 and alternative minimum tax net operating loss carryforwards of $11,908,000 expiring beginning in 2003.

    Included in the net operating loss carryforwards are losses from acquired subsidiaries. The utilization of these carryforwards may be affected by limitations under the Internal Revenue Code and, therefore, the benefit of these pre-acquisition net operating loss carryforwards may be limited.

    The components of the net deferred tax assets and liabilities as of March 1, 1997 and March 2, 1996 are as follows:

                                              March 1,             March 2,
                                                1997                 1996
                                             ----------           ----------
                                                     (In thousands)
    Deferred tax assets:
        Inventory                              $ 5,999              $ 3,712
        Allowance accounts                       4,532                1,615
        Accrued purchase costs                   3,734                1,053
        Insurance reserves                       3,980                  271
        Accrued merger and other costs           8,760                6,767
        Vacation and benefits accrual            5,407                  396
        Accounting methods                         ---                4,066
        Other current                              949                2,240
        Net operating loss carryforwards        13,275                4,879
        Valuation allowance                     (6,049)              (2,433)
        Other non-current                          784                1,092
                                               -------              -------

    Total deferred tax assets                   41,371               23,658
                                               -------              -------

    Deferred tax liabilities:
        Accounting methods                       4,943                1,650
        Other current                              281                  ---
        Property, plant and equipment           28,807                4,731
        Intangible assets                        3,926                5,886
        Other non-current                        1,157                  295
                                               -------              -------
    Total deferred tax liability                39,114               12,562
                                               -------               ------
    Net deferred tax asset                     $ 2,257              $11,096
                                               =======              =======


    Financial Statements
        Current deferred tax assets             29,076               18,470
        Non-current deferred tax liabilities    26,819                7,374
                                               -------              -------
    Net deferred tax asset                     $ 2,257              $11,096
                                               =======              =======

    The net change in the valuation allowance for deferred taxes in the year ended March 1, 1997 is an increase of $3,616,000, primarily related to net operating losses acquired in the current year. The Company reviewed the need for a valuation allowance and determined that it was more likely than not that certain deferred tax assets of acquired foreign

                            CORPORATE EXPRESS, INC.

subsidiaries may go unrealized. This increase was partially offset by the lapsing of restrictions placed on the usage of certain net operating losses.

    A reconciliation of the differences between the Company's expense (benefit) for income taxes and taxes at the statutory rate for the fiscal years ended March 1, 1997, March 2, 1996 and February 25, 1995 is as follows:

                                                               1996        1995         1994
                                                               ----        ----         ----
                                                                      (In thousands)
    Statutory federal income tax expense                    $25,825     $ 7,692       $8,610
    Adjustments:
      State income taxes, net of federal effect               3,910       1,521          886
      Foreign income taxes                                     (123)        461          ---
      Merger costs                                            4,924       4,952          ---
      Amortization of goodwill                                3,693       1,404        1,784
      Untaxed S Corporation earnings and change in
          tax status                                         (3,514)       (347)        (620)
      Other non-deductible items                                739         366
      Valuation allowance on tax loss carryforward              (47)     (2,247)      (2,636)
      Other                                                  (1,758)        (36)         270
                                                            -------     -------       ------
      Income tax expense                                    $33,649     $13,766       $8,294
                                                            =======     =======       ======

10. Employee Benefit Plans:

    Effective September 1, 1992, the Company implemented a retirement plan which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of the employee's salary and all full-time employees are eligible to participate in the plan after six months of service. For the years ended March 1, 1997, March 2, 1996, and February 25, 1995, the Company's matching contribution expense was $2,204,000, $1,807,000, and $1,704,000, respectively.

    CEA, the Company's majority-owned Australian subsidiary since May 1995, sponsors superannuation funds for its employees (similar to 401(k) plans in the United States). Total matching contributions by the Company for the year ended March 1, 1997 and March 2, 1996 were approximately $1,912,000 and $980,000, respectively.

    Certain of the Delivery pooled companies have qualified defined contribution plans, which allow for voluntary pretax contributions by employees. Expenses related to these plans totaled $316,000, $96,000, and $192,000 during fiscal 1996, 1995, and 1994, respectively.

    Young had a retirement plan which allowed employee contributions in accordance with Section 401(k). Young's matching contribution expenses were $106,000 and $52,000 in fiscal 1995 and 1994, respectively.

    On August 29, 1994, the Company's shareholders approved the adoption of the 1994 Employee Stock Purchase Plan. A maximum of 1,125,000 shares of Common Stock may be purchased by eligible employees under the 1994 Employee Stock Purchase Plan. All full-time employees with six months service at the start of the annual offering period are eligible to participate at contribution levels ranging from 1% to 15% of compensation. Contributions are applied to purchase common stock at a price equal to the lower of the beginning of the year or end of the year market price, less a discount of up to 15%. Contributions to this plan during fiscal 1996 and fiscal 1995 totaled approximately $2,066,000 and $679,000, respectively and purchases under the plan totaled 115,488 and 49,200 shares. There were no contributions to or stock purchases under the 1994 Employee Stock Purchase Plan during fiscal 1994.

                            CORPORATE EXPRESS, INC.

    Sofco has an Employee Stock Ownership Plan ("the ESOP") covering substantially all full-time employees. The ESOP invested in the common stock of Sofco which was converted to Corporate Express common stock upon consummation of the acquisition. As of March 1, 1997 and March 2, 1996, the ESOP owned 1,512,164 shares and 1,303,512 shares, respectively, of Corporate Express common stock or equivalents. Of the shares owned, 329,034 were in escrow as of March 2, 1996. Employer contributions were $436,000 for fiscal 1996, $1,925,000 for fiscal 1995, and $805,000 for fiscal 1994. In December 1990, Sofco guaranteed a $4,000,000 loan to the ESOP which is collateralized by the stock held in escrow and a security interest in accounts receivable and inventory. The loan had an approximate interest rate of 85% of prime and was repaid in full in August 1996. The loan balance at March 2, 1996 was $1,047,619 and is included in liabilities on the Company's consolidated balance sheets with a corresponding reduction in additional paid-in capital.


11. Common Stock:

    As of March 1, 1997 and March 2, 1996 there were 126,171,467 and 111,954,350 common shares outstanding, respectively (after giving effect to the three-for-two stock split effected in the form of a stock dividend in January
1997). On January 31, 1997, a 50% share dividend of approximately 39,979,000 shares of common stock was distributed to shareholders of record as of January 24, 1997.

    On September 15, 1995, the Company sold 24,486,792 shares in a follow-on public offering of its common stock, and selling shareholders sold 3,113,208 shares at a price of $16.00 per share. Of the $375,200,000 of net proceeds to the Company from the offering, $195,800,000 was used to pay for the prior purchase of the Company shares held by OfficeMax, Inc., the Company's largest shareholder, and $61,000,000 was used to repay existing indebtedness. The remaining proceeds were used to finance the Company's acquisitions and for general corporate purposes.

    On June 21, 1995, a 50% share dividend of approximately 21,075,000 shares of common stock was distributed to shareholders of record as of June 15, 1995.

    On March 30, 1995, a follow-on public offering of 10,155,938 shares of common stock was consummated at a price to the public of $11.12 per share. Of the shares offered, 4,500,000 shares were sold by the Company and 5,655,938 shares were sold by selling security holders, including 397,407 shares issued upon exercise of warrants purchased by the underwriters.

    On September 30, 1994, the Company consummated its initial public offering of 15,750,000 shares of common stock at a price of $7.11 per share. Selling shareholders sold an additional 3,656,250 shares of common stock in the initial public offering. In connection with this offering, the Company effected a one-for-two reverse stock split in August 1994 and converted all of its outstanding preferred stock to common stock on a three-for-two basis in September 1994.

    The Company has authorized 3,000,000 shares of Non-Voting Common Stock, par value $.0002 per share. No shares of the Non-Voting Common Stock are issued or outstanding at March 1, 1997 or March 2, 1996. In addition, the Company has authorized 25,000,000 shares of Preferred Stock, par value $.0001 per share. No shares of Preferred Stock are issued or outstanding at March 1, 1997 or March 2, 1996.

    Stock-Based Compensation Plans:

    Options:

    1992 Stock Option Plan. In February 1992, the Company adopted the Corporate Express, Inc. 1992 Stock Option Plan (the "1992 Stock Option Plan"). The 1992 Stock Option Plan was approved by the Company's shareholders in May 1992 and amended in January 1994. Options were granted under the 1992 Stock Option Plan at the fair market value at the time of grant as determined by the Board of Directors or the Compensation Committee, based on recent stock transactions. Options granted under the 1992 Stock Option Plan typically vest in equal monthly installments over a five-

                            CORPORATE EXPRESS, INC.

year period, beginning on the month after the first anniversary of the grant date. The options generally expire on the seventh anniversary of the grant date.

    Executive Plan. In June 1994, the Board of Directors adopted the 1994 Executive Stock Option Plan (the "Executive Plan") which permits the grant of stock options to the Company's executive officers. The Compensation Committee administers the plan and establishes the terms of the options granted, including the number of shares, the exercise price, vesting schedule and termination provisions. The particular terms of each grant are set forth in separate stock option agreements entered into between the Company and the executive officer. The maximum aggregate number of shares of common stock for which options may be granted under this plan originally was 3,375,000 and was increased to 5,625,000 in August 1995, which increase was approved by shareholders in August 1996, and no single executive officer may be granted options covering more than 750,000 shares of common stock in any calendar year. Vesting accelerates upon occurrence of certain conditions, including increases in the Company's stock price and changes in control of the Company. The options expire ten years from the date of grant.

    1994 Stock Option Plan. The 1994 Stock Option and Incentive Plan (the "1994 Stock Option Plan") was adopted by the Board of Directors and approved by shareholders in August 1994. This plan replaced, for future grants, the 1992 Stock Option Plan. The 1994 Stock Option Plan permits the Company to grant incentive stock options and nonqualified stock options. The maximum aggregate number of shares of common stock which may be issued under the 1994 Stock Option Plan was 2,812,500 and was increased to 9,562,500 in March 1996 and approved by the shareholders in August 1996. Options granted under the 1994 Stock Option Plan typically vest in equal monthly installments over a period of five years, beginning in the month after the first anniversary of the grant date. The options generally expire on the seventh anniversary of the grant date. Options and awards that expire, terminate or are cancelled or forfeited will again be available for grant or award under the plan.

    Delivery Plan. Delivery had a stock option plan which was approved by its shareholders in January 1994. On March 1, 1996, effective with the merger with Corporate Express, all Delivery options became vested and were exercisable into shares of common stock, as adjusted to reflect the exchange ratio as defined in the merger agreement.

    UT Plan. UT had stock option plans which, effective with the merger with Corporate Express on November 8, 1996, became vested and were exercisable into shares of common stock, as adjusted to reflect the exchange ratio as defined in the merger agreement.

    Directors Plan. The 1996 Stock Option Plan for Outside Directors (the "Directors Plan") was adopted by the Board of Directors and approved by shareholders in August 1996. The maximum aggregate number of shares of common stock for which options may be granted under this plan is 375,000. Initial options granted under the Directors Plan vest at 40% on the first anniversary of the date of grant, 40% on the second anniversary and the remaining 20% on the third anniversary. All other stock options shall become exercisable at 50% on the first anniversary of the date of grant and the remaining 50% on the second anniversary of the date of grant. Each eligible director who first becomes a member of the Board shall automatically be granted stock options to purchase 37,500 shares on the date of his or her selection or election to the Board. Each eligible director shall also automatically be granted stock options to purchase 15,000 shares on each anniversary of the date of such initial grant (beginning on the second such anniversary).

    Supplemental Plan. The 1996 Supplemental Stock Option Plan (the "Supplemental Plan") was adopted by the Board of Directors in December 1996. The maximum aggregate number of shares of common stock for which options may be granted under this plan is 6,000,000. Option grants under the Supplemental Plan and the terms of the grants are identical to the 1994 Stock Option Plan.

                            CORPORATE EXPRESS, INC.

    The summary of the status of the Company's seven fixed stock option plans as of March 1, 1997, March 2, 1996 and February 25, 1995, and changes during the years ending on those dates is presented below:

                                                  March 1, 1997           March 2, 1996       February 25, 1995
                                              ---------------------   --------------------   -------------------

                                                          Weighted-              Weighted-             Weighted-
                                                          Average                Average                Average
                                              Shares      Exercise    Shares     Exercise    Shares    Exercise
                                              (000's)      Price      (000's)     Price      (000's)     Price
                                              -------      -----      -------     -----      -------     -----
    Outstanding at beginning of year          15,216      $10.90       6,465     $ 4.57       2,914     $2.88
    Granted                                    4,405       21.15       9,872      14.21       4,076      5.74
    Exercised                                 (1,686)       5.98        (819)      2.03        (240)     3.83
    Forfeited                                 (1,102)      18.46        (302)      7.67        (285)     4.62
                                              ------                  ------                  -----
    Outstanding at end of year                16,833       13.59      15,216      10.90       6,465      4.57
                                              ======                  ======                  =====

    Options exercisable at year end            5,407                   3,324                    716
    Weighted-average fair value of
       options granted during the year        $ 7.61                  $ 6.26

    The following table summarizes information about fixed stock options outstanding as of March 1, 1997:

                                      Options Outstanding                         Options Exercisable
                       -------------------------------------------------    ------------------------------
                         Number      Weighted-Average                         Number
                       Outstanding      Remaining                           Exercisable
        Range of        at 3/1/97    Contractual Life   Weighted-Average     at 3/1/97    Weighted-Average
    Exercise Prices      (000's)        in Years         Exercise Price       (000's)      Exercise Price
    ---------------    -----------   ----------------   ----------------    -----------   ----------------
    $  .10 to 3.55        1,200             3.4              $ 2.99             731             $ 2.92
      4.50 to 6.53        4,114             7.2                5.05           3,622               5.07
      7.11 to 11.11         756             6.1                8.68             357               8.72
     12.45 to 14.67       3,323             7.5               13.37             355              12.95
     15.38 to 19.83       5,209             6.3               19.43             191              16.63
     21.75 to 38.70       2,231             6.5               23.37             151              29.83
                         ------                                               -----
                         16,833             6.6               13.59           5,407               6.63
                         ======                                               =====

    The Company applies APB Opinion 25 and related interpretations in accounting for the above plans. Accordingly, no compensation cost has been recognized for its fixed stock-based plans. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 1996 and 1995: risk-free interest rates ranging from 5.38% to 6.58%; expected life of four years; volatility of 35%; dividend yield of 0%. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                            CORPORATE EXPRESS, INC.

                                                                 Year Ended
                                                           ----------------------
                                                           March 1,      March 2,
                                                             1997          1996
                                                           --------      --------
    Net income (loss)                      As reported      $40,281        $5,140    (1)
                                           Pro forma         32,062        $2,808

    Net income (loss) per common share     As reported      $  0.31        $ 0.05    (1)
                                           Pro forma           0.25          0.03

    (1) Net income and net income per common share as reported represent pro forma net income and pro forma net income per common share as adjusted for the effects of pro forma S Corporation taxes as more fully described in Note 13.

    Warrants:

    As of February 25, 1995, warrants to purchase 1,489,500 shares of the Company's common stock, had been issued with exercise prices of $.02 per share for 6,750 shares, $4.89 per share for 562,500 shares and $1.78 for the remaining 920,250 shares. As of March 1 1997, warrants to purchase 675,000 of common stock were outstanding, with exercise prices of $4.89 per share for 562,500 shares and $1.78 per share for the remaining 112,500 shares. The warrants expire on various dates through January 31, 1999.

    Outstanding warrants to purchase Delivery common stock are vested and exercisable into shares of Corporate Express common stock, effective with the merger with Corporate Express on March 1, 1996, at an exchange ratio as defined in the merger agreement. As of March 1 1997, warrants to purchase 49,950 and 54,000 shares of Corporate Express common stock were outstanding at prices of $5.55 and $9.44 per share, respectively.


12. Fair Value of Financial Instruments:

    Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," the Company has estimated the fair value of its financial instruments using the following methods and assumptions:

    . The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value;
    . The fair value of the Convertible Notes is based on quoted market prices and was approximately $295,750,000 at March 1, 1997;
    . The fair value of the Series B Notes is based on quoted market prices and was approximately $92,025,000 at March 1, 1997;
    . The carrying amounts of the Company's debt, other than the Convertible Notes and the Series B Notes, approximates fair value, estimated by discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.


13. Pro Forma Net Income:

    The pro forma net income and pro forma net income per share reflects the tax adjustment for a fiscal 1996 acquisition accounted for as a pooling of interests that was previously an S corporation for income tax purposes, as if the acquired company had filed a C corporation tax returns for all periods presented. The effect is as follows:

                            CORPORATE EXPRESS, INC.

                                                       Fiscal       Fiscal      Fiscal
                                                        1996         1995        1994
                                                        ----         ----        ----
                                                                (In thousands)
     Net income before pro forma adjustments, per
      consolidated statements of operations            $41,996      $5,551      $16,496
     Pro forma provision for income taxes                1,715         411          727
                                                       -------      ------      -------
     Pro forma net income                              $40,281      $5,140      $15,769
                                                       =======      ======      =======

14.  Industry and Geographic Area Segment Information

     The Company's major operations consist of providing the distribution of products and services. The product distribution segment has operations in the United States, Australia, New Zealand, Canada, the United Kingdom, Germany, France and Italy. Currently, the largest operations in the international segment are in Australia. Services include same day delivery, distribution and logistics management and call center.

     Net sales, merger and other nonrecurring charges, operating profit, identifiable assets, capital expenditures and depreciation and amortization pertaining to the industries and geographic areas in which the Company operates are presented below.

Industry Segments:

                                           Corporate
                                            Express       Product
                                          Consolidated  Distribution  Services
                                          ------------  ------------  --------
                                                       (In thousands)
  Fiscal year ended March 1, 1997:
  Net sales                                 $3,196,056    $2,436,296 $ 759,760
  Merger and other nonrecurring charges         19,840         8,406    11,434
  Operating profit                             100,490        80,396    20,094
  Identifiable assets                        1,843,977     1,685,716   158,261
  Capital expenditures                         119,639       104,432    15,207
  Depreciation and amortization                 48,736        33,446    15,290

  Fiscal year ended March 2, 1996:
  Net sales                                 $1,890,639    $1,548,175 $ 342,464
  Merger and other nonrecurring charges         42,790        29,203    13,587
  Operating profit                              38,160        29,191     8,969
  Identifiable assets                        1,023,365       900,722   122,643
  Capital expenditures                          53,124        41,469    11,655
  Depreciation and amortization                 28,498        19,977     8,521

  Fiscal year ended February 25, 1995:
  Net sales                                 $1,145,151    $  924,886 $ 220,265
  Operating profit                              40,953        29,811    11,142
  Identifiable assets                          645,309       568,562    76,747
  Capital expenditures                          18,670        11,525     7,145
  Depreciation and amortization                 17,078        12,694     4,384

                            CORPORATE EXPRESS, INC.

Geographical Segments:

                                                  Corporate
                                                   Express         Domestic    International
                                                 Consolidated     Operations     Operations
                                                 ------------     ----------     ----------
                                                                 (In thousands)
  Fiscal year ended March 1, 1997:
  Net sales                                        $3,196,056      $2,630,930     $ 565,126
  Merger and other nonrecurring charges                19,840          18,511         1,329
  Operating profit                                    100,490          95,788         4,702
  Identifiable assets                               1,843,977       1,519,152       324,825
  Capital expenditures                                119,639         108,655        10,984
  Depreciation and amortization                        48,736          41,598         7,138

  Fiscal year ended March 2, 1996:
  Net sales                                        $1,890,639      $1,652,438     $ 238,201
  Merger and other nonrecurring charges                42,790          42,790           ---
  Operating profit                                     38,160          28,943         9,217
  Identifiable assets                               1,023,365         868,227       155,138
  Capital expenditures                                 53,124          50,963         2,161
  Depreciation and amortization                        28,498          26,010         2,488

  Fiscal year ended February 25, 1995:
  Net sales                                        $1,145,151      $1,143,457     $   1,694
  Operating profit                                     40,953          40,939            14
  Identifiable assets                                 645,309         641,898         3,411
  Capital expenditures                                 18,670          18,665             5
  Depreciation and amortization                        17,078          17,066            12

15.  Quarterly financial data (unaudited):(a)

                                                 First       Second        Third        Fourth
                                                Quarter      Quarter      Quarter       Quarter
                                                -------      -------      -------       -------
                                                     (In thousands, except per share data)
 Fiscal year ended March 1, 1997:
 Net sales                                     $650,861     $755,009      $889,563     $900,623
 Gross profit                                   164,329      182,814       217,197      213,970
 Net income                                      12,082       13,417         9,290 (b)    7,208 (b)
 Pro forma net income                            11,752       13,090         8,918        6,521
 Pro forma net income per common share              .09          .10           .07          .05

 Fiscal year ended March 2, 1996:
 Net sales                                     $394,115     $452,540      $493,725     $550,259
 Gross profit                                    99,211      111,075       125,670      131,365
 Income(loss) from continuing operations          7,154        7,637        11,898      (19,913)
 Net income (loss)                                6,069        7,637        11,898      (20,053) (c)
 Pro forma income (loss) from
  continuing operations                           7,236        7,501        11,691      (20,064)
 Pro forma net income (loss)                      6,152        7,501        11,691      (20,204)
 Pro forma income (loss) from continuing
  operations per common share                       .07          .07           .10         (.18)
 Pro forma net income (loss) per common share       .06          .07           .10         (.18)

(a) Quarterly amounts have been restated to include the accounts and operations of HMI, Sofco, Nimsa and UT for fiscal 1996, and HMI, Sofco, Nimsa, Delivery and Young for fiscal 1995.
(b) In the third and fourth quarters of fiscal 1996, the Company recognized pretax charges of $12.4 million and $7.5 million, respectively, related to merger and other nonrecurring items.
(c) In the fourth quarter of fiscal 1995, the Company recognized pretax charges of $42.8 million related to merger and other nonrecurring items.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No change of accountants or disagreements on any matter of accounting principles or financial statement disclosures have occurred within the last two years.



                                    PART III

    The information called for by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders, presently scheduled to be held on July 17, 1997, which will be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements of the Company and its Consolidated Subsidiaries

               Report of Independent Accountants
               Consolidated Balance Sheets as of March 1, 1997 and March 2, 1996 Consolidated Statements of Operations for the fiscal years ended March 1, 1997, March 2, 1996, and February 25, 1995
               Consolidated Statements of Shareholders' Equity for the fiscal years ended March 1, 1997, March 2, 1996, and February 25, 1995 Consolidated Statements of Cash Flows for the fiscal years ended March 1, 1997, March 2, 1996, and February 25, 1995
               Notes to Consolidated Financial Statements

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

                            CORPORATE EXPRESS, INC.

Exhibit
Number     Description
------     -----------

 3.1 Articles of Amendment and Restatement of the Articles of Incorporation of Corporate Express, Inc., a Colorado corporation (the "Company"), filed on September 30, 1994.

*3.2 Articles of Amendment and Restatement of the Company, filed on August 22, 1996.

 3.3              Amended and Restated By-Laws of the Company.

 4.1              Specimen Common Stock Certificate of the Company.

 4.2              Form of Warrant Agreement.

 4.3 Indenture dated as of February 28, 1994 by and among the Company, and the Guarantors named therein and First Trust National Association for the $100,000,000 9 1/8% Senior Subordinated Notes.

 4.4 Note Purchase Agreement dated February 22, 1994 by and among the Company, McQuiddy Holdings Inc., McQuiddy Office Designers, Inc., New Jersey Office Supply Inc., Ross-Martin Company Inc., Scott Rice Company Inc., Schwabacher/Frey, Inc., Bayless Stationers, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Alex. Brown & Sons Incorporated.

 4.5 Recapitalization Agreement dated December 3, 1991, by and between the Company, J.P. Morgan Investment Corporation ("J.P. Morgan") and Shareholders.

 4.6 Recapitalization Agreement dated August 29, 1992 by and among the Company, J.P. Morgan and certain shareholders.

 4.7 Indenture dated as of June 24, 1996 by and among the Company and Bankers Trust Company, as trustee, for the 4 1/2% Convertible Notes due July 1, 2000 (including Form of Notes)(incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-12451).

 4.8 First Supplemental Indenture dated as of October 15, 1996 relating to the Company's 4 1/2% Convertible Notes (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-12451).

 4.9 Form of 4 1/2% Convertible Note (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-12451).

10.1 Employment Agreement dated as of August 25, 1993, by and between the Company and Robert King, as amended effective July 15, 1994.

10.2 Amended and Restated 1992 Stock Option Plan, Form of Non-qualified Stock Option Agreement and Form of Incentive Stock Option Agreement.

10.3              1994 Executive Stock Option Plan.

                            CORPORATE EXPRESS, INC.

Exhibit
Number     Description
------     -----------

 10.4 Form of Indemnification Agreement between the Company and its officers and directors.

 10.5             1994 Stock Option and Incentive Plan.

 10.6             1994 Employee Stock Purchase Plan.

 10.7 Employment Agreement dated as of July 31, 1995 by and between the Company and Sam Leno (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-95902).

 10.8 Agreement among the Company, Synergom, Inc. and OfficeMax, Inc. dated as of August 25, 1995 (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-95902).

 10.9 Agreement and Plan of Merger dated as of January 6, 1996 among the Company, Delivery Systems, Inc. and DSU Acquisition Corp., as amended (incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-288).

 10.10 Agreement and Plan of Merger dated as of February 8, 1996 by and among the Company, CEX Acquisition Corp., Young, Richard Young, HCC Investments, Inc., Juliet Challenger, Inc. and Wilmington Securities, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-
                  288).

 10.11 Stock Purchase Agreement dated April 22, 1996 by and among the Company, ASAP Software Express, Inc. and the shareholders of ASAP Software Express, Inc. (incorporated by reference to the Company's Form 8-K dated May 15, 1996).

*10.12            Corporate Express, Inc. Supplemental Stock Option Plan.

 10.13 Amended and Restated Credit Agreement, dated as of November 26, 1996 by and among CEX Holdings, Inc., as borrower, the Company, as a guarantor, the lenders named therein and The First National Bank of Chicago, as agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1996).

 10.14 Agreement and Plan of Merger dated as of September 10, 1996 among the Company, United TransNet, Inc. and Bevo Acquisition Corp., Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-13217).

*11.1             Statement regarding Computation of Net Income Per Share.

*21.1             List of Subsidiaries.

*23.1             Consent of Independent Accountants.

*27.1             Financial Data Schedule.

------------------
*Filed herewith.

(b)     Reports on Form 8-K
        -------------------

        None.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CORPORATE EXPRESS, INC.
                                                   (Registrant)


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


         Signature                      Title                         Date
/s/ Jirka Rysavy
----------------------
JIRKA RYSAVY           Chairman of the Board and Chief Executive   May 14, 1997
Jirka Rysavy           Officer (Principal Executive officer)


/s/ Robert L. King
----------------------
ROBERT L. KING         President, Chief Operating Officer
Robert L. King         and Director                                May 14, 1997


/s/ Gary M. Jacobs
----------------------
GARY M. JACOBS         Executive Vice President and Secretary      May 14, 1997
Gary M. Jacobs


/s/ Sam R. Leno
----------------------
SAM R. LENO            Executive Vice President and
Sam R. Leno            Chief Financial Officer                     May 14, 1997
                       (Principal Financial Officer)


/s/ Joanne C. Farver
----------------------
JOANNE C. FARVER       Vice President, Controller                  May 14, 1997
Joanne C. Farver       (Principal Accounting Officer)


/s/ Mo Siegal
----------------------
MO SIEGAL              Director                                    May 14, 1997
Mo Siegal


/s/ Janet A. Hickey
----------------------
JANET A. HICKEY        Director                                    May 14, 1997
Janet A. Hickey

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED FEBRUARY 25, 1995, AND THE PERIODS ENDED MARCH 2, 1996 AND MARCH 1, 1997 (a)
(In thousands)

                                                                Balance at  Charged to  Charged to                    Balance
                                                                beginning   costs and     other                        at end
                                                                of period    expenses    accounts       Deductions   of period
                                                                ---------    --------    --------       ----------   ---------
Allowance for Doubtful Accounts:
    Year ended February 25, 1995                              $    4,090   $   2,460   $   1,050 (b)   $  (1,610)   $    5,990
    Period ended March 2, 1996                                     5,990       4,226       1,633 (b)      (4,885)        6,964
    Period ended March 1, 1997                                     6,964       6,152       5,324 (d)      (5,436)       13,004

Inventory Reserve:
    Year ended February 25, 1995                              $    5,145   $   2,564   $     330 (c)   $    (850)   $    7,189
    Period ended March 2, 1996                                     7,189       1,212                        (259)        8,142
    Period ended March 1, 1997                                     8,142       4,306                      (3,546)        8,902

Discontinued Operations Reserve:
    Year ended February 25, 1995                              $    1,138   $     --     $    --        $    (697)   $      441
    Period ended March 2, 1996                                       441         --          --             (222)          219
    Period ended March 1, 1997                                       219         --          --             (183)           36

Valuation Allowance for Deferred Tax Assets:
      Year ended February 25, 1995                            $    5,145   $  (2,636)  $   2,345       $     --     $    4,854
      Period ended March 2, 1996                                   4,854      (2,247)       (174)            --          2,433
      Period ended March 1, 1997                                   2,433         (47)      3,663 (b)         --          6,049

-----------------------------------------------------------

(a) The period ended March 1, 1997 includes the twelve months ended March 1, 1997 for Corporate Express, Inc., and the fourteen months ended March 1, 1997 for Hermann Marketing, Inc. as each company had different fiscal year ends. The period ended March 2, 1996 includes the twelve months ended March 2, 1996 for Corporate Express, Inc., the fourteen months ended March 2, 1996 for Delivery, the seventeen months ended March 2, 1996 for Young, and the nine months ended March 2, 1996 for Sofco, as each company had different fiscal year ends.
(b) Represents additional allowances as a result of the purchase acquisitions and UT, which was accounted for as a pooling of interests effective
      March 3, 1996.
(c)   Represents inventory reserve for Lucas pooling.