Form 10-Q
period 1997-05-31
CORPORATE EXPRESS INC
filed 1997-07-14
CIK 878130

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1997

                                       OR

             ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO _______

                                 Commission File No.      0-24642
                                                      --------------


                             CORPORATE EXPRESS, INC.
                         -----------------------------------
             (Exact name of registrant as specified in its charter)


      Colorado                                                    84-0978360
--------------------------                                      -------------
(State of incorporation or                                    (I.R.S. Employer
    organization)                                            Identification No.)


1 Environmental Way
Broomfield, Colorado                                                80021
----------------------------                                   ----------------
(Address of principal executive offices)                         (Zip Code)


      Registrant's telephone number, including area code:  (303) 664-2000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X            No __________
                        ----------


     The number of shares of the registrant's common stock, par value $.0002 per share, outstanding as of July 9, 1997 was 129,381,953.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements



                            CORPORATE EXPRESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


ASSETS
                                                        May 31,      March 1,
                                                          1997        1997
                                                       ----------  ----------
                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                            $   28,748  $   54,499
  Trade accounts receivable, net of allowance
    of $14,244 and $13,004, respectively                  493,855     494,199
  Notes and other receivables                              48,344      55,530
  Inventories                                             191,939     187,558
  Deferred income taxes                                    26,752      29,076
  Other current assets                                     31,484      28,548
                                                       ----------  ----------
          Total current assets                            821,122     849,410

Property and equipment:
  Land                                                     13,955      14,105
  Buildings and leasehold improvements                    110,954     106,824
  Furniture and equipment                                 266,693     249,693
                                                       ----------  ----------
                                                          391,602     370,622
  Less accumulated depreciation                          (113,490)   (106,891)
                                                       ----------  ----------
                                                          278,112     263,731

Goodwill, net of $41,167 and $36,471 of accumulated
  amortization, respectively                              676,064     671,967
Other assets, net                                          64,792      58,869
                                                       ----------  ----------
          Total assets                                 $1,840,090  $1,843,977
                                                       ==========  ==========


   The accompanying notes are an integral part of the consolidated financial statements.


                                     CORPORATE EXPRESS, INC.

                             CONSOLIDATED BALANCE SHEETS, Continued
                                        (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            May 31,               March 1,
                                                             1997                  1997
                                                          -----------           -----------
                                                          (Unaudited)

Current liabilities:
  Accounts payable - trade                               $    284,169           $   292,041
  Accounts payable - acquisitions                               3,243                 5,078
  Accrued payroll and benefits                                 55,889                45,512
  Accrued purchase costs                                       10,538                12,888
  Accrued merger and related costs                             14,968                18,484
  Other accrued liabilities                                    39,014                52,012
  Current portion of long-term debt and capital lease          27,356                29,742
                                                          -----------           -----------
     Total current liabilities                                435,177               455,757

Capital lease obligations                                      11,397                11,545
Long-term debt                                                617,265               621,705
Deferred income taxes                                          35,110                26,819
Minority interest in subsidiaries                              26,375                22,015
Other non-current liabilities                                  11,650                12,529
                                                          -----------           -----------
     Total liabilities                                      1,136,974             1,150,370

Contingencies (Note 5)

Shareholders' equity:
  Preferred stock, $.0001 par value, 25,000,000 shares
    authorized, none issued or outstanding                          -                     -
  Common stock, $.0002 par value, 300,000,000 shares
    authorized, 126,606,188 and 126,171,467 shares                 25                    25
    issued and outstanding, respectively
  Common stock, non-voting, $.0002 par value, 3,000,000
    shares authorized, none issued or outstanding                   -                     -
  Additional paid-in capital                                  646,793               646,536
  Retained earnings                                            58,244                48,222
  Foreign currency translation adjustments                     (1,946)               (1,176)
                                                          -----------           -----------
     Total shareholders' equity                               703,116               693,607
                                                          -----------           -----------
          Total liabilities and shareholders' equity     $  1,840,090           $ 1,843,977
                                                          ===========           ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                  Three Months Ended
                                              ---------------------------
                                                May 31,          June 1,
                                                 1997             1996
                                              ----------       ----------
                                                      (Unaudited)
Net sales                                     $  913,342       $  650,861
Cost of sales                                    699,114          486,532
                                              ----------       ----------
     Gross profit                                214,228          164,329


Warehouse operating and selling expenses         159,043          117,440
Corporate general and administrative expenses     29,483           21,238
                                              ----------       ----------
     Operating profit                             25,702           25,651


Interest expense, net                              9,915            4,704
                                              ----------       ----------
     Income before income taxes                   15,787           20,947

Income tax expense                                 6,710            8,635
                                              ----------       ----------
Income before minority interest                    9,077           12,312
Minority interest (income) expense                  (945)             230
                                              ----------       ----------

Net income                                    $   10,022       $   12,082
                                              ==========       ==========

Pro forma net income                          $   10,022       $   11,752
                                              ==========       ==========

Pro forma net income per share (Note 6)       $      .08       $      .09
                                              ==========       ==========

Weighted average common shares outstanding       130,246          127,362
                                              ==========       ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)



                                                           Three Months Ended
                                                           -------------------
                                                            May 31,    June 1,
                                                             1997       1996
                                                           --------   --------
                                                                (Unaudited)
Cash flows from operating activities:
  Net income                                               $ 10,022   $ 12,082
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                            9,751      6,256
      Amortization                                            5,493      3,580
      Adjustment to conform fiscal years                          -        204
      Minority interest                                        (945)       230
      Other                                                     438       (509)
  Changes in assets and liabilities, excluding acquisitions:
      Decrease in accounts receivable                        11,367     11,850
      Increase in inventory                                  (3,845)    (4,767)
      Decrease (increase) in other current assets               861       (719)
      Decrease (increase) in other assets                    (3,188)     3,129
      Decrease in accounts payable                           (8,561)   (15,173)
      Decrease in accrued liabilities                        (1,196)   (12,090)
                                                           --------   --------
Net cash provided by operating activities                    20,197      4,073
                                                           --------   --------

Cash flows from investing activities:
  Proceeds from sale of assets                                  598        518
  Capital expenditures                                      (23,869)   (29,740)
  Payment for acquisitions, net of cash acquired            (11,295)   (75,718)
  Other                                                      (1,225)       (63)
                                                           --------   --------
Net cash used in investing activities                       (35,791)  (105,003)
                                                           --------   --------

Cash flows from financing activities:
  Issuance of common stock                                    2,684      3,594
  Issuance of subsidiary common stock                         2,434          -
  Debt issuance costs                                          (104)      (375)
  Proceeds from long-term borrowings                          7,383      7,832
  Repayments of long-term borrowings                        (15,947)    (7,101)
  Proceeds from short-term borrowings                         3,625        970
  Repayments of short-term borrowings                        (2,063)      (710)
  Net (payments on) proceeds from line of credit             (8,092)    98,991
  Other                                                          47     (1,927)
                                                           --------   --------
Net cash (used in) provided by financing activities         (10,033)   101,274
Effect of foreign currency exchange rate changes on cash       (124)       177
                                                           --------   --------
(Decrease) increase in cash and cash equivalents            (25,751)       521
Cash and cash equivalents, beginning of period               54,499     29,813
                                                           --------   --------
Cash and cash equivalents, end of period                   $ 28,748   $ 30,334
                                                           ========   ========


  The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

Supplemental schedule of noncash investing and financing activities:

     Capital lease obligations in the amount of $1,725,000 and $2,004,000 were incurred during the three months ended May 31, 1997 and June 1, 1996, respectively, for equipment and software.

     During the three months ended May 31, 1997, the Company acquired six contract stationers for a net cash purchase price of $7,941,000 and approximately 18,000 shares of common stock. During the three months ended June 1, 1996, the Company acquired 14 contract stationers, one software distributor, and six delivery operations for a net cash purchase price of $72,780,000, a note payable of $45,111,000 and approximately 228,000 shares of common stock. In conjunction with these acquisitions, liabilities were assumed as follows:

                                                        Three Months Ended
                                                       ---------------------
                                                         May 31,    June 1,
                                                          1997        1996
                                                       ----------  ---------
                                                          (In thousands)
                                                            (Unaudited)

Fair value of assets and goodwill acquired               $14,586   $189,597
Cash paid, net of cash acquired                           (7,941)   (72,780)
Issuance of notes payable                                     --    (45,111)
Issuance of stock                                           (165)    (6,785)
Purchase price payable, included
 in current liabilities                                     ( 25)    (1,973)
                                                         -------   --------
Liabilities assumed                                      $ 6,455   $ 62,948
                                                         =======   ========

     In addition to the amounts set forth above, during the three months ended May 31, 1997 and June 1, 1996, the Company paid $3,354,000 and $2,938,000, respectively, for prior period acquisitions.

     In November 1996, the Company reflected in the consolidated financial statements its acquisition of the remaining 49% interest in Corporate Express United Kingdom; however, as of May 31, 1997 this transaction had not been completed as consideration for the transaction was not transferred on a timely basis. Accordingly, the adjustment to this transaction has been recorded as a reduction to equity and goodwill with an offsetting increase to minority interest. The impact on prior period results was not material. On July 1, 1997, the acquisition of this minority interest was completed.

     During the three months ended May 31, 1997, the Company issued 342,000 shares of common stock related to acquisitions that closed in fiscal 1996.



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

                        NOTES TO CONSOLIDATED STATEMENTS


1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements include the accounts of Corporate Express, Inc. ("Corporate Express" or the "Company") and its majority-owned subsidiaries. The following acquisitions were accounted for as poolings of interests and, accordingly, the accompanying financial statements have been restated to include their accounts and operations:

   .  Nimsa S.A. ("Nimsa") was acquired by the Company on October 31, 1996.
   . Bevo Acquisition Corp., Inc., a wholly-owned subsidiary of the Company, was merged with and into United TransNet, Inc. ("UT") on November 8, 1996.
   . IMS Acquisition, Inc., a wholly-owned subsidiary of the Company, was merged with and into Sofco Mead, Inc. ("Sofco") on January 24, 1997.
   . H.M. Acquisition Corp., a wholly-owned subsidiary of the Company, was merged with and into Hermann Marketing, Inc. ("HMI") on January 30, 1997.

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

   These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 1, 1997.

   Certain of the Company's locations calculate cost of sales using an estimated gross profit method for interim periods. Cost of sales at these locations are adjusted based on physical inventories which are performed no less than once a year.

   New Accounting Standards:

   In the fourth quarter of fiscal 1997, the Company will adopt SFAS No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share found in APB Opinion No. 15, "Earnings per Share" and makes them comparable to international EPS standards. Had SFAS No. 128 been effective during the three months ended May 31, 1997 and June 1, 1996, (i) "Basic earnings per share" under SFAS No. 128 would have been $.08 and $.10, respectively, and
(ii) "Dilutive earnings per share" under SFAS No. 128 would have been $.08 and $.09, respectively.

2.  ACCRUED PURCHASE COSTS

    In conjunction with purchase acquisitions, the Company accrues certain of the direct external costs incurred to consummate the acquisition, external costs associated with closing duplicate facilities of acquired companies, and severance and relocation payments for the acquired company's employees.

    The following table sets forth activity in the Company's accrued purchase liability accounts for the period ended May 31, 1997:

                                                                            Disposition
                                         Facility     Redundant              of Assets
                             Total      Exit Costs   Facilities   Severance   & Other
                          ------------  -----------  -----------  ----------  --------
                                                   (In thousands)

Balance, March 1, 1997        $12,888       $1,845       $3,269     $ 6,149    $1,625
Additions/Adjustments             680          327          135         365      (147)
Payments                       (2,994)        (753)        (401)     (1,792)      (48)
Reversals to goodwill             (36)          --           (4)        (32)       --
                              -------       ------       ------     -------    ------
Balance, May 31, 1997         $10,538       $1,419       $2,999     $ 4,690    $1,430
                              =======       ======       ======     =======    ======

3.  MERGER AND OTHER NONRECURRING CHARGES

  During the third and fourth quarters of fiscal 1996, the Company recorded an estimated net merger and other nonrecurring charge of $19,840,000 in connection with the Company's acquisition of UT, Nimsa, HMI and Sofco. The following table sets forth the usage of this charge for the three months ended May 31, 1997:

                                               Balance    Cash       Non-Cash   Balance
                                                3/1/97  Payments      Usage     5/31/97
                                               -------  --------      -----    --------
  Merger transaction costs (1)                 $ 2,568   $  (523)        --    $  2,045
  Severance and terminations (2)                 4,573    (1,096)        --       3,477
  Facility closure and consolidation (3)         3,473      (193)        --       3,280
                                               -------   -------      -----    --------
  Accrued merger and related costs, balance     10,614    (1,812)        --       8,802
  Other asset write-downs and costs (4 )         2,049        --      $(134)      1,915
                                               -------   -------      -----    --------
       Total                                   $12,663   $(1,812)     $(134)   $ 10,717
                                               =======   =======      =====    ========

(1) Remaining merger transaction costs are primarily for the UT acquisition.
(2) Severance and employee termination costs are related to the elimination of duplicate management positions and facility closures and consolidations. Approximately 203 of the 485 employees originally estimated to be terminated have been terminated as of May 31, 1997.
(3) Of the 115 facilities estimated to be closed or consolidated, 31 have been closed or consolidated as of May 31, 1997.
(4) Other asset write-downs and costs are recorded as contra assets and include software, leasehold improvements and equipment being abandoned or written off as a result of the UT acquisition.

  During the fourth quarter of fiscal 1995, the Company recorded $36,838,000 in merger and other nonrecurring charges. This liability was adjusted by $7,571,000 in the third quarter of fiscal 1996 to reflect the actual merger transaction costs incurred and revised plans primarily as a result of the integration of UT with U.S. Delivery Systems, Inc. ("Delivery"). The following table sets forth the usage of this charge for the three months ended May 31,1997:


                                                Balance      Cash    Non-Cash    Balance
                                                3/1/97     Payments     Usage    5/31/97
                                               --------    -------     ------   --------
  Merger transaction costs (1)                 $  1,514   $  (979)        --   $    535
  Severance and terminations (2)                  3,092      (303)        --      2,789
  Facility closure and consolidation (3)          3,264      (422)        --      2,842
                                               --------    -------     ------   --------
  Accrued merger and related costs, balance       7,870    (1,704)                6,166
  Other asset write-downs and costs (4 )          2,103        --     $ (208)     1,895
                                               --------    -------     ------   --------
       Total                                   $  9,973   $(1,704)    $ (208)  $  8,061
                                               ========    =======     ======   ========

(1) Remaining merger transactions costs represent the estimated contract buy-outs for certain former Delivery employees and other transaction costs.
(2) Approximately 61 of the 482 employees originally estimated to be terminated have been terminated as of May 31, 1997.
(3) Of the 70 facilities originally estimated to be closed or consolidated, 34 have been closed or consolidated as of May 31, 1997.
(4) Other asset write downs and costs are recorded as contra assets and include software, leasehold improvements and equipment being abandoned or written off as a result of the consolidation projects.

4.  PRO FORMA ACQUISITION RESULTS

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

  The operating results of ASAP are included in the Company's consolidated statement of operations from the effective date of the acquisition. The following pro forma financial information assumes the ASAP acquisition occurred at the beginning of the three month period ended June 1, 1996. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period or of results which may occur in the future. The pro forma results listed below are unaudited and reflect purchase price adjustments.

                                                  Three Months Ended
                                                     June 1, 1996
                                               -----------------------
                                      (In thousands, except per share amounts)

     Net sales                                         $676,620
     Net income                                          12,751
     Net income per share                                  0.10

5.   CONTINGENCIES

     In the normal course of business, the Company is subject to certain legal proceedings. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the Company's financial position or operating results. The Company has a dispute with certain of the former shareholders of a company acquired by the Company in fiscal 1996. No legal proceedings have been commenced by these shareholders, and the Company cannot determine if any legal action will be initiated, or the results or materiality of any such action.


6.   PRO FORMA NET INCOME:

     The pro forma net income and pro forma net income per share reflects the tax adjustment for a fiscal 1996 acquisition accounted for as a pooling of interests that was previously an S corporation for income tax purposes, as if the acquired company had filed a C corporation tax return for all periods presented. The effect is as follows:

                                                  Three Months Ended
                                                     June 1, 1996
                                                  ------------------

  Net income before pro forma adjustments, per
    consolidated statements of operations               $12,082
  Pro forma provision for income taxes                      330
                                                        -------
  Pro forma net income                                  $11,752
                                                        =======

  ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales. Consolidated net sales increased 40.3% to $913,342,000 in the three months ended May 31, 1997 from $650,861,000 in the three months ended June 1, 1996. Net sales for the Company's product distribution business increased 44.1% to $700,322,000 in the three months ended May 31, 1997 from $486,056,000 in the three months ended June 1, 1996 while net sales in the service business increased 29.3% to $213,020,000 in the three months ended May 31, 1997 from $164,805,000 in the prior year period. These increases were primarily attributable to 86 acquisitions since June 1, 1996. Also contributing to the sales increase was strong internal growth reflecting increased market penetration in product distribution.

     International operations accounted for 19.1% of total sales or $174,377,000 in the three months ended May 31, 1997 and 14.5% of total sales or $94,500,000 in the three months ended June 1, 1996. The Company has expanded its international operations since June 1, 1996 to include operations in New Zealand, Germany, France and Italy.

     Gross Profit. Cost of sales includes merchandise, occupancy and delivery costs. Gross profit as a percentage of sales was 23.5% for the three months ended May 31, 1997 and 25.2% for the three months ended June 1, 1996. The decrease in gross profit is primarily attributable to the addition of a desktop software line of products, which has substantially lower merchandise profit margins, and the delivery operations, which have reduced gross profit margins as a result of increases in driver and vehicle related costs and pricing issues. Also impacting gross profit were higher delivery cost structures associated with recent acquisitions partially offset by increased vendor rebates reflecting the integration of acquisitions to common vendors.

     Warehouse Operating and Selling Expenses. Warehouse operating and selling expenses as a percentage of sales decreased to 17.4% for the three months ended May 31, 1997 from 18.0% for the three months ended June 1, 1996. The improvement in operating expenses as a percentage of sales primarily reflects the recent consolidation cost savings and elimination of duplicative administrative functions in the delivery segment. Warehouse operating and selling expenses increased to $159,043,000 in the three months ended May 31, 1997 from $117,440,000 in the three months ended June 1, 1996. This increase is primarily attributable to the 40.3% increase in net sales in the comparable three-month period.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses include central expenses incurred to provide corporate oversight and support for regional operations and goodwill amortization. Corporate general and administrative expenses increased to $29,483,000 in the three months ended May 31, 1997 from $21,238,000 in the three months ended June 1, 1996. This increase reflects the costs associated with developing a larger corporate staff to support the expanded operations, including an expanded information systems staff, and increased goodwill amortization resulting from purchase acquisitions since June 1996. As a percentage of net sales, corporate general and administrative expenses decreased to 3.2% in the three months ended May 31, 1997 from 3.3% in the three months ended June 1, 1996, which reflects the leveraging of these expenses as the Company's sales increase.

     Operating Profit. Consolidated operating profit was $25,702,000, or 2.8% of net sales, for the three months ended May 31, 1997 compared to consolidated operating profit of $25,651,000, or 3.9% of net sales, for the three months ended June 1, 1996. Operating profit for the product distribution segment increased to $18,533,000, or 2.6% of product distribution net sales, in the three months ended May 31, 1997 from $17,951,000, or 3.7% of product distribution net sales, in the three months ended June 1, 1996. The decrease in operating profit as a percentage of product distribution net sales primarily reflects decreased international operating profits and the large number of acquisitions which have lowered operating margins in the last twelve months. Operating profit for the service segment decreased to $7,169,000, or 3.4% of service net revenues, in the three months ended May 31, 1997 from $7,701,000, or 4.7% of service net revenues, in the three months ended June 1, 1996. The decrease in operating profit for the service segment reflects the weak performance at several delivery locations and expenses related to consolidation projects. Operating profit for international operations decreased to 1.2% of net international sales in the three months ended May 31, 1997 from 2.4% in the three months ended June 1, 1996 primarily reflecting operating losses in Australia and the United Kingdom, due to consolidation efforts, partially offset by increased operating profits in Canada and France.

     Interest Expense. Net interest expense of $9,915,000 in the three months ended May 31, 1997 increased from $4,704,000 in the three months ended June 1, 1996. The increase in net interest expense reflects increased Company debt including the interest on the $325,000,000 principal amount of 4.5% Convertible Notes due July 1, 2000 which were issued June 24, 1996 (the "Convertible Notes"), and interest expense for borrowings to fund international and domestic expansion.

     Minority Interest. Minority interest income of $945,000 in the three months ended May 31, 1997 compares to an expense of $230,000 in the three months ended June 1, 1996. The minority interest income reflects the 47.4% and 49% minority interests in the operating losses at Corporate Express Australia ("CEA") and Corporate Express United Kingdom ("CEUK"), respectively. On March 10, 1997, CEA issued an additional 3,750,000 shares to institutional investors which changed the Corporate Express interest in CEA from 54.6% at March 1, 1997 to 52.6% at May 31, 1997. In November 1996, the Company reflected in its consolidated financial statements the acquisition of the remaining 49% interest in CEUK; however, as of May 31, 1997, this transaction had not been completed as consideration for the transaction was not transferred on a timely basis. The 49% minority interest was recorded for the three months ended May 31, 1997. The impact on prior period results was not material. On July 1, 1997, the acquisition of this minority interest was completed.

     Net Income. Net income of $10,022,000 in the three months ended May 31, 1997 compared to net income of $12,082,000 in the three months ended June 1, 1996. The after-tax profitability was reduced by an increase in the effective tax rate to 42.5% in the three months ended May 31, 1997 from 41.2% in the three months ended June 1, 1996.

     Other. Goodwill at May 31, 1997 of $676,064,000 increased $4,097,000 from $671,967,000 at March 1, 1997, reflecting net additions from acquisitions of $8,793,000, offset by current year amortization of $4,696,000.

     Accrued purchase costs at May 31, 1997 of $10,538,000 decreased by $2,350,000 from the March 1, 1997 balance of $12,888,000. This decrease reflects acquisition additions of $680,000, usage of $2,994,000 and reversals of $36,000. The remaining balance primarily represents the current estimate for costs to be incurred in conjunction with current consolidation projects in Canada, the United Kingdom and Germany. (See Note 2 to the Consolidated Financial Statements.)

     The accrued merger and related costs balance at May 31, 1997 of $14,968,000 decreased by $3,516,000 from the March 1, 1997 balance of $18,484,000, primarily as a result of severance and termination costs related to the Delivery and UT mergers and final payments for Delivery and Richard Young Journal, Inc. ("Young") transaction costs. (See Note 3 to the Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations through internally generated funds and borrowings from commercial banks and has financed its acquisitions through the use of such funds and the issuance of equity and debt securities.

     On June 24, 1996, the Company issued the Convertible Notes which are convertible into shares of Common Stock of the Company at a conversion price of $33.33 per share, subject to certain conditions. A portion of the proceeds from the sale of the Convertible Notes was used to repay the Company's revolving credit facility (the "Senior Credit Facility") and an acquisition note payable with the remaining proceeds being used to fund acquisitions and for other general corporate purposes.

     The Company's Senior Credit Facility was amended and restated on November 26, 1996 to increase the borrowing capacity from $90,000,000 to $350,000,000, extend the facility termination date to March 31, 2000, lower the cost of its borrowings to LIBOR plus .50%, release the assets of the Company (the previous facility was secured by substantially all of the assets, including accounts receivable and inventory of the Company and its United States subsidiaries), and to make certain other changes. The Senior Credit Facility was previously amended on May 10, 1996 to increase the Company's borrowing capacity from $90,000,000 to $250,000,000, subject to borrowing base and other restrictions and to lower the cost of its borrowings to LIBOR plus 1.25%. On May 31, 1996, the Company borrowed on the Senior Credit Facility and repaid in full the $33,270,000 outstanding revolving credit facility previously established by Delivery. On June 24, 1996, the outstanding amounts under the Senior Credit Facility were paid in full from funds generated from the issuance of the Convertible Notes. Upon this repayment, the borrowing capacity of the Senior Credit Facility was reduced from the amended capacity of $250,000,000 to $90,000,000, subject to borrowing base and other restrictions.

     During the first quarter of fiscal 1997, the Company purchased six contract stationers for a net cash purchase price of $7,941,000, and approximately 18,000 shares of common stock. Total liabilities assumed in connection with these acquisitions were $6,455,000. In addition, the Company made payments of approximately $3,354,000 related to acquisitions completed in fiscal 1996.

     The Company had capital expenditures of $23,869,000 in the first quarter of fiscal 1997 for computer systems and software, warehouse reconfigurations, telecommunications equipment, delivery vehicles, leasehold improvements and investments in facilities.

     Cash and cash equivalents decreased by $25,751,000 in the first quarter of fiscal 1997. This decrease reflects cash provided by operating activities of $20,197,000, the issuance of common stock for acquisitions of $2,684,000 and the issuance of subsidiary common stock of $2,434,000, offset by cash paid for acquisitions of $11,295,000, net debt repayments of $15,094,000, capital expenditures of $23,869,000 and net other activities of $808,000.

     The Company believes the borrowing capacity under the credit facility, together with proceeds from future debt and/or equity financings, coupled with the Company's cash on hand, capital resources and cash flows, will be sufficient to fund its ongoing operations, anticipated capital expenditures and acquisition activity for the next twelve months. However, actual capital needs may change, particularly in connection with acquisitions which the Company may make in the future.

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              --------

              11.1 Computation of Earnings Per Share

              27.1 Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

         None.

                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CORPORATE EXPRESS, INC.



                                   By: /s/ Sam R. Leno
                                       -----------------------------------------
                                           Sam R. Leno
                                           Executive Vice President and
                                            Chief Financial Officer
                                           (Principal Financial Officer and
Date: July 14, 1997                         Duly Authorized Officer)