Form 10-Q
period 1997-08-30
CORPORATE EXPRESS INC
filed 1997-10-14
CIK 878130

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 30,1997

                                      OR

             ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _______

                         Commission File No.  0-24642
                                              -------


                            CORPORATE EXPRESS, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


               Colorado                                84-0978360
       --------------------------                      ----------
       (State of incorporation or                  (I.R.S. Employer
            organization)                           Identification No.)


         1 Environmental Way
         Broomfield, Colorado                             80021
       ------------------------                       -------------
       (Address of principal executive offices)         (Zip Code)


      Registrant's telephone number, including area code:  (303) 664-2000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X         No
                        ----------       ----------

     The number of shares of the registrant's common stock, par value $.0002 per share, outstanding as of October 8, 1997 was 130,073,050.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                            CORPORATE EXPRESS, INC.

                                          CONSOLIDATED BALANCE SHEETS
                                                (IN THOUSANDS)
ASSETS
                                                                             August 30,            March 1,
                                                                                1997                 1997
                                                                          ------------------    ----------------
                                                                             (Unaudited)           (Audited)
Current assets:
  Cash and cash equivalents                                                     $    39,290         $    54,499
  Trade accounts receivable, net of allowance
    of $14,567 and $13,004, respectively                                            519,040             494,199
  Notes and other receivables                                                        50,336              55,530
  Inventories                                                                       201,354             187,558
  Deferred income taxes                                                              28,363              29,076
  Other current assets                                                               36,332              28,548
                                                                          ------------------    ----------------
          Total current assets                                                      874,715             849,410

Property and equipment:
  Land                                                                               13,831              14,105
  Buildings and leasehold improvements                                              104,198             106,824
  Furniture and equipment                                                           286,628             249,693
                                                                          ------------------    ----------------
                                                                                    404,657             370,622
  Less accumulated depreciation                                                    (124,077)           (106,891)
                                                                          ------------------    ----------------
                                                                                    280,580             263,731

Goodwill, net of $45,896 and $36,471 of accumulated
  amortization, respectively                                                        680,396             671,967
Other assets, net                                                                    71,274              58,869
                                                                          ------------------    ----------------

          Total assets                                                          $ 1,906,965         $ 1,843,977
                                                                          ==================    ================




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                             CORPORATE EXPRESS, INC.

                                 (IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             August 30,            March 1,
                                                                                1997                 1997
                                                                          ----------------      -------------
                                                                             (Unaudited)           (Audited)
Current liabilities:
  Accounts payable                                                             $   307,722        $   297,119
  Accrued payroll and benefits                                                      57,709             45,512
  Accrued purchase costs                                                            11,307             12,888
  Accrued merger and related costs                                                  12,292             18,484
  Other accrued liabilities                                                         47,929             52,012
  Current portion of long-term debt and capital leases                              25,976             29,742
                                                                          ----------------      -------------
     Total current liabilities                                                     462,935            455,757

Capital lease obligations                                                           11,398             11,545
Long-term debt                                                                     626,216            621,705
Deferred income taxes                                                               38,350             26,819
Minority interest in subsidiaries                                                   22,285             22,015
Other non-current liabilities                                                       13,178             12,529
                                                                          ----------------      -------------
     Total liabilities                                                           1,174,362          1,150,370

Contingencies (Note 7)

Shareholders' equity:
  Preferred stock, $.0001 par value, 25,000,000 shares
    authorized, none issued or outstanding                                               -                 -
  Common stock, $.0002 par value, 300,000,000 shares
    authorized, 129,840,434 and 126,171,467 shares                                      26                 25
    issued and outstanding, respectively
  Common stock, non-voting, $.0002 par value, 3,000,000
    shares authorized, none issued or outstanding                                        -                 -
  Additional paid-in capital                                                       666,461            646,536
  Retained earnings                                                                 72,811             48,222
  Foreign currency translation adjustments                                          (6,695)            (1,176)
                                                                          ----------------      -------------
     Total shareholders' equity                                                    732,603            693,607
                                                                          ----------------      -------------

          Total liabilities and shareholders' equity                           $ 1,906,965        $ 1,843,977
                                                                          ================      =============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                             CORPORATE EXPRESS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            Three Months Ended                     Six Months Ended
                                                     ---------------------------------  ---------------------------------------
                                                       August 30,       August 31,          August 30,           August 31,
                                                          1997             1996                1997                 1996
                                                     ---------------  ----------------  -------------------   -----------------
                                                               (Unaudited)                           (Unaudited)
Net sales                                                 $ 941,634         $ 755,009          $ 1,854,976         $ 1,405,870
Cost of sales                                               719,410           572,195            1,418,524           1,058,727
                                                     ---------------  ----------------  -------------------   -----------------
     Gross profit                                           222,224           182,814              436,452             347,143


Warehouse operating and selling expense                     161,857           131,841              320,900             249,281
Corporate general and administrative expenses                25,997            22,886               55,480              44,124
                                                     ---------------  ----------------  -------------------   -----------------
     Operating profit                                        34,370            28,087               60,072              53,738


Interest expense, net                                         9,279             5,965               19,194              10,669
                                                     ---------------  ----------------  -------------------   -----------------
     Income before income taxes                              25,091            22,122               40,878              43,069

Income tax expense                                           10,621             9,035               17,331              17,670
                                                     ---------------  ----------------  -------------------   -----------------
Income before minority interest                              14,470            13,087               23,547              25,399
Minority interest                                               (97)             (330)              (1,042)               (100)
                                                     ---------------  ----------------  -------------------   -----------------

Net income                                                $  14,567         $  13,417          $    24,589         $    25,499
                                                     ===============  ================  ===================   =================

Pro forma net income                                      $  14,567         $  13,090          $    24,589         $    24,842
                                                     ===============  ================  ===================   =================

Pro forma net income per share                            $     .11         $     .10          $       .18         $       .19
                                                     ===============  ================  ===================   =================

Weighted average common shares outstanding                  137,061           128,961              133,786             128,267
                                                     ===============  ================  ===================   =================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                             CORPORATE EXPRESS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  Six Months Ended
                                                                            ------------------------------
                                                                             August 30,       August 31,
                                                                                1997             1996
                                                                            --------------   -------------
                                                                                     (Unaudited)
Cash flows from operating activities:
    Net income                                                                   $ 24,589        $ 25,499
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation                                                               20,337          13,432
        Amortization                                                               11,028           7,946
        Adjustment to conform fiscal years                                              -            (430)
        Minority interest                                                          (1,042)           (100)
        Other                                                                       2,299             881
Changes in assets and liabilities, excluding acquisitions:
        (Increase) decrease in accounts receivable                                (16,778)         (8,255)
        (Increase) decrease in inventory                                          (12,194)         (5,174)
        (Increase) decrease in other current assets                                (2,232)         (4,208)
        (Increase) decrease in other assets                                        (1,605)           (108)
        Increase (decrease) in accounts payable                                     5,087           4,882
        Increase (decrease) in accrued liabilities                                  8,819          (4,269)
                                                                            --------------   -------------
Net cash provided by operating activities                                          38,308          30,096
                                                                            --------------   -------------

Cash flows from investing activities:
    Proceeds from sale of assets                                                   13,040             752
    Capital expenditures                                                          (47,447)        (59,135)
    Payment for acquisitions, net of cash acquired                                (14,603)       (199,085)
    Purchase of marketable securities                                             (12,762)        (11,575)
    Other                                                                           3,507          (8,241)
                                                                            --------------   -------------
Net cash used in investing activities                                             (58,265)       (277,284)
                                                                            --------------   -------------

Cash flows from financing activities:
    Issuance of common stock                                                        4,261           5,810
    Issuance of subsidiary common stock                                             2,434               -
    Debt issuance costs                                                              (155)         (7,198)
    Proceeds from long-term borrowings                                              7,423         343,967
    Repayments of long-term borrowings                                            (19,033)         (6,236)
    Proceeds from short-term borrowings                                             7,085           2,011
    Repayments of short-term borrowings                                            (5,711)         (8,366)
    Net (payments on) proceeds from all lines of credit                             9,305         (19,285)
    Other                                                                             (67)         (3,056)
                                                                            --------------   -------------
Net cash (used in) provided by financing activities                                 5,542         307,647
Effect of foreign currency exchange rate changes on cash                             (794)           (314)
                                                                            --------------   -------------
(Decrease) increase in cash and cash equivalents                                  (15,209)         60,145
Cash and cash equivalents, beginning of period                                     54,499          29,813
                                                                            --------------   -------------
Cash and cash equivalents, end of period                                         $ 39,290        $ 89,958
                                                                            ==============   =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

                       NOTES TO CONSOLIDATED STATEMENTS


Supplemental schedule of noncash investing and financing activities:

     Capital lease obligations in the amount of $3,342,000 and $4,732,000 were incurred during the six months ended August 30, 1997 and August 31, 1996, respectively, for equipment and vehicles.

     During the six months ended August 30, 1997, the Company acquired nine companies accounted for as purchases for a net cash purchase price of $10,467,000 and approximately 105,000 shares of common stock and seven companies accounted for as immaterial poolings of interest for 2,056,000 shares of common stock. During the six months ended August 31, 1996, the Company acquired 47 companies accounted for as purchases for a net cash purchase price of $192,724,000 and approximately 617,000 shares of common stock, and nine companies accounted for as immaterial poolings of interest for 924,000 shares of common stock. In conjunction with these acquisitions, liabilities were assumed as follows:

                                                    Six Months Ended
                                                    -----------------
                                              August 30,         August 31,
                                                 1997               1996
                                                 ----               ----
                                                      (In thousands)
                                                        (Unaudited)

Fair value of assets and goodwill acquired      $ 35,164          $ 356,563
Cash paid, net of cash acquired                  (10,467)          (192,724)
Issuance of stock                                 (5,248)           (25,326)
Purchase price payable, included
   in current liabilities                           ( 57)            (1,916)
                                                --------          ---------
Liabilities assumed                             $ 19,392          $ 136,597
                                                ========          =========

     In addition to the amounts set forth above, during the six months ended August 30, 1997, the Company paid $4,136,000 and issued approximately 354,000 shares of common stock for prior period acquisitions and acquired the remaining 49% interest in Corporate Express United Kingdom for shares of common stock of the Company. During the six months ended August 31, 1996, the Company paid $6,361,000 for prior period acquisitions.



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

   New Accounting Standards:

   In the fourth quarter of fiscal 1997, the Company will adopt SFAS No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share found in APB Opinion No. 15, "Earnings per Share" and makes them comparable to international earnings per share standards. Had SFAS No. 128 been effective during the six months ended August 30, 1997 and August 31, 1996,
(i) "Basic earnings per share" under SFAS No. 128 would have been $.19 and $.21, respectively, and (ii) "Dilutive earnings per share" under SFAS No. 128 would have been $.18 and $.19, respectively. Had SFAS No. 128 been effective during the three months ended August 30, 1997 and August 31, 1996, (i) "Basic earnings per share" under SFAS No. 128 would have been $.11 and $.11, respectively, and
(ii) "Dilutive earnings per share" under SFAS No. 128 would have been $.11 and $.10, respectively.

                            CORPORATE EXPRESS, INC.

                       NOTES TO CONSOLIDATED STATEMENTS


2. Accrued Purchase Costs

   In conjunction with purchase acquisitions, the Company accrues certain of the direct costs associated with closing redundant facilities of acquired companies, and severance and relocation payments for the acquired company's employees.

   The following table sets forth activity in the Company's accrued purchase liability accounts for the six months ended August 30, 1997:

                                                                               Disposition
                                           Facility     Redundant               of Assets
                               Total      Exit Costs   Facilities   Severance    & Other
                            ------------  -----------  -----------  ----------  ----------
                                                    (In thousands)

Balance, March 1, 1997          $12,888      $ 1,845       $3,269     $ 6,149      $1,625
Additions/Adjustments             4,280          724          864       2,699          (7)
Payments                         (5,681)      (1,364)        (829)     (3,301)       (187)
Reversals to goodwill              (180)          --          (71)       (109)         --
                                -------      -------       ------     -------      ------
Balance, August 30, 1997        $11,307      $ 1,205       $3,233     $ 5,438      $1,431
                                =======      =======       ======     =======      ======

3. Merger and Other Nonrecurring Charges

   During the second quarter of fiscal 1997, the Company incurred $754,000 of merger transaction costs related to second quarter acquisitions accounted for as immaterial poolings of interests. Additionally, the Company reduced previous charges by $874,000 to reflect actual exit costs to be incurred. Due to the immateriality of these net amounts, they are included in corporate general and administrative expenses in the consolidated statement of operations.

   During the third and fourth quarters of fiscal 1996, the Company recorded an estimated net merger and other nonrecurring charge in connection with the Company's acquisition of UT, Nimsa, HMI and Sofco. This charge was adjusted in the second quarter of fiscal 1997 to reflect the actual merger transaction costs incurred. The following table sets forth the usage of this charge for the six months ended August 30, 1997:

                                               Balance    Cash     Non-Cash                 Balance
                                                3/1/97  Payments     Usage    Adjustment    8/30/97
                                               -------  --------   --------   ----------    -------
                                                                   (In thousands)

  Merger transaction costs (1)                 $ 2,568   $  (915)        --        $(235)  $  1,418
  Severance and terminations (2)                 4,573    (1,494)        --           --      3,079
  Facility closure and consolidation (3)         3,473      (361)        --           --      3,112
                                               -------   -------   --------        -----   --------
  Accrued merger and related costs, balance     10,614    (2,770)        --         (235)     7,609
  Other asset write-downs and costs (4 )         2,049        --      $(285)          --      1,764
                                               -------   -------   --------        -----   --------
     Total                                     $12,663   $(2,770)     $(285)       $(235)  $  9,373
                                               =======   =======   ========        =====   ========

(1) Remaining merger transaction costs are primarily for the UT acquisition and include contract buy-outs for certain employees. These amounts are expected to be resolved by the end of fiscal 1997.
(2) Severance and employee termination costs are related to the elimination of duplicative management positions and facility closures and consolidations. Approximately 236 of the 485 employees originally estimated to be terminated have been terminated as of August 30, 1997. The remaining terminations will occur in conjunction with the facility closures and be concluded by the end of fiscal 1998.
(3) Of the 115 facilities estimated to be closed or consolidated, 36 have been closed or consolidated as of August 30, 1997. The remaining facilities are expected to be closed by the end of fiscal 1998.
(4) Other asset write-downs and costs are recorded as contra assets and include software, leasehold improvements and equipment being abandoned or written off as a result of the UT acquisition and the facility consolidations.

                            CORPORATE EXPRESS, INC.

                       NOTES TO CONSOLIDATED STATEMENTS

    During the fourth quarter of fiscal 1995, the Company recorded a merger and other nonrecurring charge primarily in conjunction with the U.S. Delivery Systems, Inc. ("Delivery") and Richard Young Journal, Inc. acquisitions. This liability was adjusted in fiscal 1996 to reflect the actual merger transaction costs incurred and revised plans primarily as a result of the integration of UT with Delivery. The Company expected to complete this plan within two years; however, due to the acquisition of UT in the third quarter of fiscal 1996, the exit plan is expected to be completed by the end of the first quarter of fiscal 1998. This liability was adjusted by $639,000 during the second fiscal quarter to reflect the actual exit costs to be incurred. The following table sets forth the usage of this charge for the six months ended August 30, 1997:

                                               Balance    Cash     Non-Cash                 Balance
                                               3/1/97   Payments     Usage    Adjustment    8/30/97
                                               -------  --------   --------   ----------    -------
                                                                   (In thousands)
  Merger transaction costs (1)                 $ 1,514   $(1,075)        --           --   $    439
  Severance and terminations (2)                 3,092      (648)        --        $(448)     1,996
  Facility closure and consolidation (3)         3,264      (886)        --         (191)     2,187
                                               -------   -------      -----        -----   --------
  Accrued merger and related costs, balance      7,870    (2,609)                   (639)     4,622
  Other asset write-downs and costs (4 )         2,103        --      $(737)          --      1,366
                                               -------   -------      -----        -----   --------
     Total                                     $ 9,973   $(2,609)     $(737)       $(639)  $  5,988
                                               =======   =======      =====        =====   ========

(1) Remaining merger transactions costs represent the estimated contract buy-outs for certain former Delivery employees which are being negotiated and will be resolved in the third quarter of fiscal 1997.
(2) Severance and termination costs are the severance payments related to facility closures and centralization of certain shared services. Of the 391 employees planned to be terminated, 67 have been terminated as of August 30, 1997. The Company expects to complete the facility closures and related terminations by the end of the first quarter in fiscal 1998. The centralization of certain shared services has begun in the second quarter of fiscal 1997 and will continue through the first quarter of fiscal 1998.
(3) Facility closure and consolidation costs are the estimated costs to close duplicate facilities, lease costs, and other costs associated with closed facilities. Thirty-six of the 70 facilities planned to be closed or consolidated have been; the remaining 34 facilities are expected to be closed by the end of the first quarter in fiscal 1998.
(4) Other asset write-downs and costs are recorded as contra assets and include software, leasehold improvements and equipment being abandoned or written off as a result of the acquisition. The remaining balance primarily represents assets that will be disposed of in conjunction with facility closures which are expected to be completed by the end of the first quarter in fiscal 1998.


4.  PRO FORMA ACQUISITION RESULTS

    On May 15, 1996, the company acquired all of the outstanding capital stock of ASAP Software Express, Inc. ("ASAP"), a leading distributor of software to large corporations for a purchase price of approximately $98 million. In addition, the Company purchased all of the outstanding capital stock of Boulevard Produits De Bureau, Inc. ("Boulevard"), a seller of office supplies, furniture and equipment, for a net cash purchase price of $16,102,000. The Company also repaid $9,498,000 of Boulevard promissory notes with cash of $731,900 and 356,832 shares of the Company's common stock. The excess of the purchase price over the fair market value of the net tangible assets acquired in both acquisitions was allocated to goodwill and is being amortized over 40 years.

    The operating results of ASAP and Boulevard are included in the Company's consolidated statement of operations from the effective date of each acquisition. The following pro forma financial information assumes the ASAP and Boulevard acquisitions occurred at the beginning of the six-month period ended August 31, 1996. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transaction occurred at the beginning of the period, or of results which may occur in the future. The pro forma results listed below are unaudited and reflect purchase price adjustments.

                                          Six Months Ended
                                          August 31, 1996
                                          ------------------
                              (In thousands, except per share amounts)

     Net sales                              $1,456,863
     Net income                                 26,169
     Net income per share                         0.20

                            CORPORATE EXPRESS, INC.

                       NOTES TO CONSOLIDATED STATEMENTS


5. Pro Forma Net Income:

   The pro forma net income and pro forma net income per share reflects the tax adjustment for a fiscal 1996 acquisition accounted for as a pooling of interests that was previously an S corporation for income tax purposes, as if the acquired company had filed a C corporation tax return for all periods presented. The effect is as follows:

                                                  Three Months Ended  Six Months Ended
                                                   August 31, 1996    August 31, 1996
                                                  ------------------  ----------------

  Net income before pro forma adjustments, per
   consolidated statements of operations                     $13,417           $25,499
  Pro forma provision for income taxes                           327               657
                                                             -------           -------
  Pro forma net income                                       $13,090           $24,842
                                                             =======           =======

6. Subsequent Events

   On September 10, 1997, the Company announced that a definitive agreement had been executed providing for the merger with Data Documents, Inc. ("DDI"), a provider of forms management services and systems, custom business forms and pressure-sensitive labels for large corporate customers. Pursuant to the merger agreement DDI will become a wholly-owned subsidiary of the Company and each outstanding share of DDI's common stock will be converted into 1.1 shares of the Company's common stock. The exchange ratio is subject to adjustment if the price per share of the Company's common stock is greater than $18.20 or less than $15.00 during a specified period prior to the closing date of the merger, as provided in the merger agreement. In addition, the parties have the right to terminate the merger agreement in certain circumstances. The shares of the Registrant's common stock to be issued to DDI's shareholders will be registered on a Registration Statement on Form S-4 filed under the Securities Act of 1933, as amended. The consummation of the merger is subject to approval by DDI's stockholders, receipt of all necessary regulatory approvals, satisfactory confirmation that the merger will be treated as a tax-free reorganization and accounted for as a pooling of interests, and other customary conditions. The merger agreement may be terminated by the parties if the merger is not consummated by December 31, 1997.

7. CONTINGENCIES

   In the normal course of business, the Company is subject to certain legal proceedings. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the Company's financial position or operating results.

ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Results of Operations

     Net Sales. Consolidated net sales increased 24.7% to $941,634,000 in the three months ended August 30, 1997 from $755,009,000 in the same period last year and 31.9% to $1,854,976,000 from $1,405,870,000 for the respective six-
month periods. Net sales for the Company's product distribution business increased 27.8% to $734,168,000 in the three months ended August 30, 1997 from $574,413,000 in the same period last year, while net sales in the service business increased 14.9% to $207,466,000 from $180,596,000 for the respective three-month periods. Net sales for the Company's product distribution business increased 35.3% to $1,434,490,000 in the six months ended August 30, 1997 from $1,060,469,000 in the same period last year, while net sales in the service business increased 21.7% to $420,486,000 from $345,401,000 for the respective
six-month periods.   These increases were primarily attributable to 60
acquisitions completed since August 31, 1996. Also contributing to the sales increase was strong internal growth reflecting increased market penetration in domestic product distribution.

     International operations accounted for 17.7% of consolidated net sales, or $166,351,000, in the three months ended August 30, 1997 and 16.4% of consolidated net sales, or $123,896,000, in the same period last year and 18.4% of consolidated net sales, or $340,728,000, for the six months ended August 30, 1997 compared to 15.5% of consolidated net sales, or $218,396,000, for the same period last year. The Company has expanded its international operations since August 31, 1996 by acquiring 16 entities and expanding into France and Italy.

     Gross Profit. Cost of sales includes merchandise, occupancy and delivery costs. Gross profit as a percentage of sales was 23.6% for the three months ended August 30, 1997 and 24.2% for the same period last year compared to 23.5% and 24.7% for the respective six-month periods. The decrease in the gross profit percentage is primarily attributable to the service business, which has experienced reduced gross profit margins as a result of consolidation costs, increases in driver and vehicle related costs, and pricing. Also affecting gross profit were lower international gross margins primarily as a result of increased competitive pressures and the addition of a desktop software line of products, offset by increased vendor rebates reflecting improved programs due to the integration of acquisitions to common vendors.

     Warehouse Operating and Selling Expenses. Warehouse operating and selling expenses as a percentage of sales decreased to 17.2% for the three months ended August 30, 1997 from 17.5% for the same period last year and to 17.3% from 17.7% for the respective six-month periods. The improvement in operating expenses as a percentage of sales primarily reflects the recent consolidation cost savings and elimination of duplicative administrative functions in the service and international segments. Warehouse operating and selling expenses increased to $161,857,000 in the three months ended August 30, 1997 from $131,841,000 in the same period last year and to $320,900,000 from $249,281,000 for the respective six-month periods. This dollar increase is primarily attributable to the 24.7% increase in net sales in the comparable three-month period and 31.9% increase in the comparable six-month period.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses include central expenses incurred to provide corporate oversight and support for regional operations and goodwill amortization. Corporate general and administrative expenses increased to $25,997,000 in the three months ended August 30, 1997 from $22,886,000 in the same period last year and to $55,480,000 from $44,124,000 for the respective six-month periods. This increase reflects the costs associated with developing a larger corporate staff to support the expanded operations, including an expanded information systems staff, and increased amortization of goodwill resulting from purchase acquisitions since August 1996. As a percentage of net sales, corporate general and administrative expenses decreased to 2.8% in the three months ended August 30, 1997 from 3.0% in the same period last year, and to 3.0% from 3.1% for the respective six-month periods. These decreases reflect the leveraging of these expenses as the Company's sales increase.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONT'

     Operating Profit. Consolidated operating profit was $34,370,000, or 3.7% of net sales, for the three months ended August 30, 1997 compared to consolidated operating profit of $28,087,000, or 3.7% of net sales, for the same period last year. Consolidated operating profit was $60,072,000, or 3.2% of net sales, for the six months ended August 30, 1997 compared to consolidated operating profit of $53,738,000, or 3.8% of net sales, for the same period last
year.   Operating profit for the product distribution segment increased to
$28,338,000, or 3.9% of product distribution net sales, in the three months ended August 30, 1997 from $19,946,000, or 3.5% of product distribution net sales, in the same period last year, and to $46,871,000, or 3.3% of product distribution net sales, from $37,897,000, or 3.6% of product distribution net sales, for the corresponding six-month periods. The increase in operating profit as a percentage of product distribution net sales for the respective three-month periods primarily reflects increased international operating profits. Operating profit for the service segment decreased to $6,032,000, or 2.9% of service net revenues, in the three months ended August 30, 1997 from $8,142,000, or 4.5% of service net revenues, in the same period last year, and to $13,201,000 or 3.1% of service net sales, from $15,842,000, or 4.6% of service net sales, for the corresponding six-month periods. The decrease in operating profit for the service segment reflects restructuring efforts and weak performance at several delivery locations, partially offset by some cost savings from consolidation efforts and the elimination of duplicative personnel.

     Operating profit for international operations increased to 1.2% of net international sales in the three months ended August 30, 1997 from break even in the same period last year, and to 1.2% from 1.0% in the respective six-month periods, primarily reflecting operating profits in Canada, Australia, and France, partially offset by operating losses in the United Kingdom, Germany, and Italy. Recent consolidations in the United Kingdom and Italy have negatively impacted operating profits.

     Interest Expense.   Net interest expense of $9,279,000 in the three months
ended August 30, 1997 increased from $5,965,000 in the same period last year, and to $19,194,000 from $10,669,000 for the respective six-month periods. The increase in net interest expense reflects increased Company debt to fund international and domestic expansion and reflects the interest on the $325,000,000 principal amount of 4.5% Convertible Notes due July 1, 2000 which were issued June 24, 1996 (the "Convertible Notes").

     Minority Interest. Minority interest income of $97,000 in the three months ended August 30, 1997 compares to minority interest income of $330,000 in the same period last year, and to $1,042,000 from $100,000 for the respective six-month periods. The minority interest income for the three months ended August 30, 1997 reflects the 47.4% minority interest in the operating profits at Corporate Express Australia ("CEA"), offset by the 49% minority interest operating losses at Corporate Express United Kingdom ("CEUK") through June 30,
1997.   On July 1, 1997, the Company acquired the remaining 49% interest in
CEUK. The minority interest income for the six months ended August 30, 1997 reflects the 47.4% minority interest in the operating losses at CEA and the 49% minority interest operating losses at CEUK through June 30, 1997.

     Net Income. Net income of $14,567,000 in the three months ended August 30, 1997 compared to net income of $13,417,000 in the same period last year, and to $24,589,000 from $25,499,000 for the respective six-month periods. The after-tax profitability was reduced by an increase in the effective tax rate to 42.3% in the three months ended August 30, 1997 from 40.8% in the same period last year, and to 42.4% from 41.0% for the respective six-month periods.

     Other. Goodwill at August 30, 1997 of $680,396,000 increased $8,429,000 from $671,967,000 at March 1, 1997, reflecting net additions from acquisitions of $17,854,000, offset by current year amortization of $9,425,000.

     Accrued purchase costs at August 30, 1997 of $11,307,000 decreased by $1,581,000 from the March 1, 1997 balance of $12,888,000. This decrease reflects acquisition additions of $4,280,000, usage of $5,681,000 and reversals to goodwill of $180,000. The remaining balance primarily represents the current estimate for costs

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONT'

to be incurred in conjunction with planned consolidation projects in Canada, the United Kingdom, Italy, Germany, and certain domestic locations. (See Note 2 to the Consolidated Financial Statements.)

     The accrued merger and related costs balance at August 30, 1997 of $12,292,000 decreased by $6,192,000 from the March 1, 1997 balance of $18,484,000, primarily as a result of severance and termination costs related to the Delivery and UT mergers and final payments for the acquisitions of Delivery and Richard Young Journal, Inc. transaction costs. (See Note 3 to the Consolidated Financial Statements.)

Liquidity and Capital Resources

     Historically, the Company has financed its operations through internally generated funds and borrowings from commercial banks and has financed its acquisitions through the use of such funds and the issuance of equity and debt securities.

     On June 24, 1996, the Company issued the Convertible Notes, which are convertible into shares of Common Stock of the Company at a conversion price of $33.33 per share, subject to certain conditions. A portion of the proceeds from the sale of the Convertible Notes was used to repay the Company's revolving credit facility (the "Senior Credit Facility") and an acquisition note payable with the remaining proceeds being used to fund acquisitions and for other general corporate purposes.

     The Company's Senior Credit Facility was expanded on September 10, 1997 to increase the borrowing capacity from $350,000,000 to $500,000,000 and the cost of borrowings under the Facility was increased to LIBOR plus .75%. The Senior Credit Facility was previously amended and restated on November 26, 1996 to increase the borrowing capacity from $90,000,000 to $350,000,000, extend the facility termination date to March 31, 2000, release the assets of the Company (the previous facility was secured by substantially all of the assets, including accounts receivable and inventory of the Company and its United States subsidiaries), and to make certain other changes.

     During the six months ended August 30, 1997, the Company purchased 16 companies for a net cash purchase price of $10,467,000 and approximately 2,161,000 shares of common stock. Total liabilities assumed in connection with these acquisitions were $19,392,000. In addition, the Company made payments of approximately $4,136,000 and issued approximately 354,000 shares of common stock related to acquisitions completed in prior fiscal years.

     During the six months ended August 30, 1997, the Company had capital expenditures of $47,447,000 for computer systems and software, warehouse reconfigurations, telecommunications equipment, delivery vehicles, leasehold improvements and investments in facilities. The Company continues to invest in the development of its proprietary computer software and the upgrade of its computer systems.

     Significant uses of cash in the six months ended August 30, 1997 were as follows: capital expenditures of $47,447,000, cash paid for acquisitions of $14,603,000, purchase of marketable securities of $12,762,000 and net debt repayments of $931,000, partially offset by cash provided by operating activities of $38,308,000, proceeds from the sale of assets of $13,040,000, issuance of common stock of $4,261,000, issuance of subsidiary common stock of $2,434,000, and net other activities of $2,491,000.

     The Company believes that the borrowing capacity under the Senior Credit Facility, together with proceeds from future debt and equity financings, in addition to the Company's cash on hand, capital resources and cash flows, will be sufficient to fund the Company's ongoing operations, anticipated capital expenditures and acquisition activity for the next twelve months. However, actual capital needs may change, particularly in connection with acquisitions which the Company may complete in the future.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONT'


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

PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         On June 13, 1997, in connection with a business acquisition, the Company issued 5,297 shares of common stock to former shareholders of an acquired company in exchange for such shareholders' shares of capital stock. This issuance was made pursuant to exemptions from registration under Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the shareholders of the Company was held on July 17, 1997. Of the 127,113,436 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present, in person or by proxy, 112,036,351 shares, or 88.1% of those shares eligible to vote, such percentage representing a quorum.

         The matters voted upon at the annual meeting and the votes cast for, against and abstaining as to each matter, were as follows:

         (1) The election of directors of the Company to serve until the next meeting of shareholders or until their successors are duly elected and qualified.

                 Name              Votes For        Votes Withheld
                 ----              ---------        --------------

         Jirka Rysavy             110,677,668          1,358,683
         Janet A. Hickey          110,495,631          1,540,720
         Robert L. King           110,674,221          1,362,130
         Mo Siegel                110,597,545          1,438,806
         James P. Argyropoulos    110,750,021          1,286,330

         (2) To approve an amendment to the 1994 Stock Option and Incentive Plan to increase the number of shares authorized for grant from 9,562,500 to 13,562,500:

            For            Against       Abstain     Broker Non-Vote
            ---            -------       -------     ---------------

        97,253,988       14,635,170      100,358         46,835

76.5% of outstanding voting in favor; 11.5% against.


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


                              CORPORATE EXPRESS, INC.



                              By: /s/ Sam R. Leno
                                  ----------------
                                      Sam R. Leno
                                      Executive Vice President and
                                      Chief Financial Officer
Date: October 14, 1997                (Principal Financial Officer and Duly
                                      Authorized Officer)