Form 10-K/A
period 1997-03-01
CORPORATE EXPRESS INC
filed 1997-10-28
CIK 878130

                                                                   APPENDIX III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 1, 1997
                                      OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM   TO

                        COMMISSION FILE NUMBER 0-24642

                            CORPORATE EXPRESS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               COLORADO                              84-0978360
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant at April 30, 1997 was $1,231,242,000.

  The number of shares outstanding of the registrant's Common Stock as of April 30, 1997 was 126,824,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents are incorporated by reference:

  Part III--The Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the fiscal year.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Form 10-K.

  Some of the information presented in this Form 10-K constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's operations and acquisition activities and their effect on the Company's results of operations will not differ materially from its expectations. See Item 1.--"Business--Important Factors Regarding Forward Looking Statements."

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

  The Company continues to significantly increase the scope of its operations throughout the United States, Canada, the United Kingdom, and Australia, and has entered new markets with acquisitions in New Zealand, Germany, France and Italy. Corporate Express expanded the delivery service segment through the acquisition of UT and other delivery companies. Substantial emphasis will be placed in fiscal 1997 on improving operations while implementing the Corporate Express business model in the most recently acquired operations and on pursuing additional acquisition opportunities. These anticipated acquisitions, if they occur, will result in increased accounts receivable, inventory, accounts payable and other account balances, as well as increased warehouse closing costs in future periods. Implementation of the Company's expansion and acquisition strategy, both domestically and internationally, involves significant risks and uncertainties. See Item 1.--"Business--International Operations"; "Expansion Strategy"; "Structure and Integration of Acquisitions."

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

RESULTS OF OPERATIONS

  The following table sets forth the percentages which the items in the Company's consolidated statements of operations bear to net sales for the periods indicated:

                                                               FISCAL YEAR
                                                            -------------------
                                                            1996   1995   1994
                                                            -----  -----  -----
   Statements of Operations Data:
     Net sales............................................. 100.0% 100.0% 100.0%
     Cost of sales.........................................  75.6   75.0   74.7
     Merger related inventory provisions...................   --     0.3    --
                                                            -----  -----  -----
       Gross profit........................................  24.4   24.7   25.3
     Warehouse operating and selling expenses..............  17.6   18.1   19.1
     Corporate general and administrative expenses.........   3.0    2.6    2.6
     Merger and other nonrecurring charges.................   0.6    1.9    --
                                                            -----  -----  -----
       Operating profit....................................   3.2    2.1    3.6
     Interest expense, net.................................   0.8    1.0    1.5
     Other income..........................................   0.0    0.1    0.0
                                                            -----  -----  -----
       Income before income taxes..........................   2.4    1.2    2.1
     Income tax expense....................................   1.1    0.7    0.7
                                                            -----  -----  -----
       Income before minority interest.....................   1.3    0.5    1.4
     Minority interest (income) expense....................  (0.0)   0.1    0.0
                                                            -----  -----  -----
       Income from continuing operations...................   1.3    0.4    1.4
     Loss from discontinued operations.....................   --     0.1    0.0
                                                            -----  -----  -----
     Income before extraordinary item......................   1.3    0.3    1.4
     Extraordinary gain....................................   --     --     0.0
                                                            -----  -----  -----
       Net income..........................................   1.3%   0.3%   1.4%
                                                            =====  =====  =====
       Pro forma net income................................   1.3%   0.3%   1.4%
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

  Merger and Other Nonrecurring Charges. During fiscal 1996, the Company recorded $19,840,000 in net merger and other non-recurring charges primarily in conjunction with the acquisitions of Nimsa, UT, Sofco and HMI. Of the total charge, a net $12,366,000 was recorded in the third quarter and $7,474,000 was recorded in the fourth quarter of fiscal 1996. The third quarter charge is comprised of merger and other nonrecurring charges primarily in conjunction with the acquisitions of UT and Nimsa, offset by $7,571,000 in adjustments to the merger and other nonrecurring charge established in the fourth quarter of fiscal 1995. The fiscal 1995 charge included an exit plan for the integration of the newly acquired delivery business into the Company's core product distribution business. In the third quarter of fiscal 1996, nine months after the creation of the original exit plan, the Company acquired UT, approximately doubling its delivery services capacity. At that time, the Company adopted a new plan to integrate the delivery services business separate from the core product distribution business. In connection with the new exit plan, the Company evaluated its facility and personnel requirements and identified duplicate facilities consistent with the new plan. As a result of this new plan, the closure of thirteen delivery facilities and five distribution facilities, incorporated in the original fiscal 1995 plan, was superseded. The third quarter fiscal 1996 charge includes the planned closure of 115 facilities and reduction of approximately 485 employees. The fourth quarter fiscal 1996 charge primarily reflects the actual costs of completing the acquisitions of Sofco and HMI. (See
Note 3 to the Consolidated Financial Statements).

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

  The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" during fiscal 1996 (See Note 11 to the consolidated financial statements).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders ofCorporate Express, Inc.:

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

Coopers & Lybrand L.L.P.

Denver, Colorado
April 18, 1997

                            CORPORATE EXPRESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         MARCH 1,    MARCH 2,
                                                           1997        1996
                                                        ----------  ----------
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $   54,499  $   29,813
  Trade accounts receivable, net of allowance of
   $13,004 and $6,964, respectively....................    494,199     320,483
  Notes and other receivables..........................     55,530      30,046
  Inventories..........................................    187,558     128,803
  Deferred income taxes................................     29,076      18,470
  Other current assets.................................     28,548      27,357
                                                        ----------  ----------
    Total current assets...............................    849,410     554,972
Property and equipment:
  Land.................................................     14,105       8,715
  Buildings and leasehold improvements.................    106,824      38,663
  Furniture and equipment..............................    249,693     130,497
                                                        ----------  ----------
                                                           370,622     177,875
  Less accumulated depreciation........................   (106,891)    (60,744)
                                                        ----------  ----------
                                                           263,731     117,131
Goodwill, net of accumulated amortization of $36,471
 and $16,292, respectively.............................    671,967     333,161
Other assets, net......................................     58,869      18,101
                                                        ----------  ----------
    Total assets....................................... $1,843,977  $1,023,365
                                                        ==========  ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                                 (IN THOUSANDS)

                                                          MARCH 1,    MARCH 2,
                                                            1997        1996
                                                         ----------  ----------
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable--trade............................... $  292,041  $  177,295
  Accounts payable--acquisitions........................      5,078       2,063
  Accrued payroll and benefits..........................     45,512      26,648
  Accrued purchase costs................................     12,888       3,049
  Accrued merger and related costs......................     18,484      24,880
  Other accrued liabilities.............................     52,012      42,955
  Current portion of long-term debt and capital leases..     29,742      24,389
                                                         ----------  ----------
    Total current liabilities...........................    455,757     301,279
Capital lease obligations...............................     11,545       9,568
Long-term debt..........................................    621,705     153,831
Deferred income taxes...................................     26,819       7,374
Minority interest in subsidiaries.......................     22,015      24,843
Other non-current liabilities...........................     12,529       4,694
                                                         ----------  ----------
    Total liabilities...................................  1,150,370     501,589
Commitments and contingencies (Note 8)
Shareholders' equity:
  Preferred stock, $.0001 par value, 25,000,000 shares
   authorized, none issued or outstanding...............        --          --
  Common stock, $.0002 par value, 300,000,000 shares
   authorized, 126,171,467 and 111,954,350 shares issued
   and outstanding, respectively........................         25          22
  Common stock, non-voting, $.0002 par value, 3,000,000
   shares authorized, none issued or outstanding........        --          --
  Additional paid-in capital............................    646,536     513,358
  Retained earnings.....................................     48,222       8,200
  Foreign currency translation adjustments..............     (1,176)        196
                                                         ----------  ----------
    Total shareholders' equity..........................    693,607     521,776
                                                         ----------  ----------
      Total liabilities and shareholders' equity........ $1,843,977  $1,023,365
                                                         ==========  ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     YEARS ENDED
                                          ------------------------------------
                                           MARCH 1,    MARCH 2,   FEBRUARY 25,
                                             1997        1996         1995
                                          ----------  ----------  ------------
Net sales................................ $3,196,056  $1,890,639   $1,145,151
Cost of sales............................  2,417,746   1,417,366      855,361
Merger related inventory provisions......        --        5,952          --
                                          ----------  ----------   ----------
  Gross profit...........................    778,310     467,321      289,790
Warehouse operating and selling
 expenses................................    562,879     342,581      219,213
Corporate general and administrative
 expenses................................     95,101      49,742       29,624
Merger and other nonrecurring charges....     19,840      36,838          --
                                          ----------  ----------   ----------
  Operating profit.......................    100,490      38,160       40,953
Interest expense, net....................     26,949      17,968       16,915
Other income.............................        244       1,786          562
                                          ----------  ----------   ----------
  Income before income taxes.............     73,785      21,978       24,600
Income tax expense.......................     33,649      13,766        8,294
                                          ----------  ----------   ----------
  Income before minority interest........     40,136       8,212       16,306
Minority interest (income) expense.......     (1,860)      1,436           69
                                          ----------  ----------   ----------
  Income from continuing operations......     41,996       6,776       16,237
Discontinued operations:
  Loss from discontinued operations......        --          --           327
  Loss on disposals......................        --        1,225          --
                                          ----------  ----------   ----------
  Income before extraordinary item.......     41,996       5,551       15,910
Extraordinary item:
  Gain on early extinguishment of debt...        --          --           586
  Net income............................. $   41,996  $    5,551   $   16,496
                                          ==========  ==========   ==========
Pro forma net income (Note 13)........... $   40,281  $    5,140   $   15,769
                                          ==========  ==========   ==========
Weighted average common shares
 outstanding.............................    130,029     110,408       80,993
                                          ==========  ==========   ==========
Pro forma per common share:
  Continuing operations.................. $      .31  $      .06   $      .19
  Discontinued operations................        --         (.01)        (.01)
  Extraordinary item.....................        --          --           .01
                                          ----------  ----------   ----------
  Net income............................. $      .31  $      .05   $      .19
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

                            CORPORATE EXPRESS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

     FOR THE YEARS ENDED FEBRUARY 25, 1995, MARCH 2, 1996 AND MARCH 1, 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 FOREIGN
                            PREFERRED STOCK        COMMON STOCK     ADDITIONAL  CURRENCY
                          --------------------  -------------------  PAID-IN   TRANSLATION RETAINED
                            SHARES     AMOUNT     SHARES     AMOUNT  CAPITAL   ADJUSTMENT  EARNINGS
                          -----------  -------  -----------  ------ ---------- ----------- --------
Balance, February 28,
 1994...................   26,980,000  $ 7,502   38,378,246   $ 8    $115,805    $     9   $(6,963)
Issuance of common
 stock..................                         31,602,150     6     138,300
Conversion of common
 stock..................      100,000              (112,500)              --
Conversion of preferred
 stock..................  (19,580,000)      (2)  22,027,500     4          (2)
Redemption of preferred
 stock..................   (7,500,000)  (7,500)
Preferred stock
 dividend...............                                                                      (432)
S Corporation dividends
 and other equity
 transactions of pooled
 companies..............                                                  117               (4,076)
Net income..............                                                                    16,496
Foreign currency
 translation
 adjustment.............                                                              50
                          -----------  -------  -----------   ---    --------    -------   -------
Balance, February 25,
 1995...................          --       --    91,895,396    18     254,220         59     5,025
Issuance of common
 stock..................                         20,058,954     4     245,573
Young capital
 contribution...........                                               12,182
Adjustment to conform
 fiscal year ends of
 certain pooled
 companies..............                                                                     1,876
S Corporation dividends
 and other equity
 transactions of pooled
 companies..............                                                1,383               (4,252)
Net income..............                                                                     5,551
Foreign currency
 translation
 adjustment.............                                                             137
                          -----------  -------  -----------   ---    --------    -------   -------
Balance, March 2, 1996..          --       --   111,954,350    22     513,358        196     8,200
Issuance of common
 stock..................                         14,217,117     3     119,274
Tax benefit on non-
 qualified stock options
 exercised..............                                               11,161
Adjustment to conform
 fiscal year ends of
 certain pooled
 companies..............                                                                      (430)
S Corporation dividends
 and other equity
 transactions of pooled
 companies..............                                                2,743               (1,544)
Net income..............                                                                    41,996
Foreign currency
 translation
 adjustment.............                                                          (1,372)
                          -----------  -------  -----------   ---    --------    -------   -------
Balance, March 1, 1997..          --   $   --   126,171,467   $25    $646,536    $(1,176)  $48,222
                          ===========  =======  ===========   ===    ========    =======   =======



   The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        YEARS ENDED
                                              ----------------------------------
                                              MARCH 1,   MARCH 2,   FEBRUARY 25,
                                                1997       1996         1995
                                              ---------  ---------  ------------
Cash flows from operating activities:
 Net income.................................  $  41,996  $   5,551   $  16,496
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
 Depreciation...............................     30,319     18,765      10,705
 Amortization...............................     18,417      9,733       6,373
 Non-cash portion of merger and
  restructuring charge......................      3,761     10,268         --
 Adjustment to conform fiscal years.........       (430)     1,876         --
 Gain on early extinguishment of debt.......        --         --         (700)
 Minority interest (income)/expense.........     (1,860)     1,436          69
 Other......................................      1,496     (1,263)        492
 Changes in assets and liabilities,
  excluding acquisitions:
 Increase in accounts receivable............    (45,552)   (43,173)    (29,672)
 Increase in inventory......................    (12,015)   (11,538)     (5,934)
 Increase in other current assets...........     (1,984)   (12,494)     (3,338)
 (Increase) decrease in other assets........      3,694     (2,194)     (1,260)
 Increase (decrease) in accounts payable....       (667)    (8,798)     16,167
 Increase (decrease) in accrued
  liabilities...............................    (11,422)    15,398       2,638
                                              ---------  ---------   ---------
Net cash provided by (used in) operating
 activities.................................     25,753    (16,433)     12,036
                                              ---------  ---------   ---------
Cash flows from investing activities:
 Proceeds from sale of assets...............      3,026      5,899         463
 Capital expenditures.......................   (119,639)   (53,124)    (18,670)
 Payment for acquisitions, net of cash
  acquired..................................   (255,830)  (124,300)    (87,886)
 Purchase of marketable securities..........    (15,602)       --          --
 Other, net.................................     (1,978)        72        (612)
                                              ---------  ---------   ---------
Net cash used in investing activities.......   (390,023)  (171,453)   (106,705)
                                              ---------  ---------   ---------
Cash flows from financing activities:
 Issuance of preferred and common stock.....     12,643    449,288     134,993
 Stock offering costs.......................          0    (20,313)     (9,388)
 Issuance of subsidiary common stock........      2,258      7,733         --
 Young capital contribution.................        --      12,182         --
 Purchase of common stock held by
  OfficeMax.................................        --    (195,831)        --
 Preferred stock redemption.................        --         --       (7,500)
 Debt issuance costs........................     (8,818)       --         (869)
 Proceeds from long-term borrowings.........    347,829     44,208      35,189
 Repayments of long-term borrowings.........    (37,948)   (71,813)    (35,422)
 Proceeds from short-term borrowings........        772     12,835         --
 Repayments of short-term borrowings........    (26,945)   (11,592)    (11,095)
 Cash paid to retire bonds..................        --         --       (9,300)
 Net proceeds from (payments on) line of
  credit....................................    104,382    (18,871)      1,778
 Other......................................     (4,833)    (4,245)     (1,647)
                                              ---------  ---------   ---------
Net cash provided by financing activities...    389,340    203,581      96,739
                                              ---------  ---------   ---------
Net cash provided by (used in) discontinued
 operations.................................         61       (222)       (600)
                                              ---------  ---------   ---------
Effect of foreign currency exchange rate
 changes on cash............................       (445)    (1,159)         25
                                              ---------  ---------   ---------
Increase in cash and cash equivalents.......     24,686     14,314       1,495
Cash and cash equivalents, beginning of
 period.....................................     29,813     15,499      14,004
                                              ---------  ---------   ---------
Cash and cash equivalents, end of period....  $  54,499  $  29,813   $  15,499
                                              ---------  ---------   ---------
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for interest...  $  35,526  $  20,469   $  13,829
                                              ---------  ---------   ---------
 Cash paid during the period for taxes......  $  25,413  $  16,046   $   6,082
                                              ---------  ---------   ---------

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

                                                         YEARS ENDED
                                                ------------------------------
                                                MARCH 1, MARCH 2, FEBRUARY 25,
                                                  1997     1996       1995
                                                -------- -------- ------------
                                                        (IN THOUSANDS)
   Fair value of assets acquired............... $620,252 $271,264   $135,248
   Cash paid, net of cash acquired.............  241,846  118,256     74,707
   Issuance of notes payable...................    4,650   11,111        --
   Issuance of stock...........................   86,922    9,562      4,614
   Forgiveness of debt.........................      --    11,138        150
   Purchase price payable, included in current
    liabilities................................    4,057    2,750      5,325
                                                -------- --------   --------
   Liabilities assumed......................... $282,777 $118,447   $ 50,452
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

                            CORPORATE EXPRESS, INC.

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

                            CORPORATE EXPRESS, INC.

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

 Pro Forma Income Taxes:

  In fiscal 1996, the Company acquired an entity in a pooling of interests transaction, which was previously an S Corporation for income tax purposes prior to its acquisition by Corporate Express and, accordingly, any income tax liabilities for the periods prior to the acquisition are the responsibility of the previous owner. For

                            CORPORATE EXPRESS, INC.

purposes of these consolidated financial statements, federal and state income taxes have been provided as a pro forma adjustment as if the acquired entity had filed C Corporation tax returns for the pre-acquisition periods (See Note
13).

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

                            CORPORATE EXPRESS, INC.

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

                            CORPORATE EXPRESS, INC.

  Separate results of operations for Corporate Express and the pooled operations for the periods prior to the mergers are as follows:

                                                       YEAR ENDED
                                           ------------------------------------
                                            MARCH 1,    MARCH 2,   FEBRUARY 25,
                                              1997        1996         1995
                                           ----------  ----------  ------------
                                                     (IN THOUSANDS)
   Net sales:
     Corporate Express...................  $2,715,785  $1,132,012   $  621,469
     HMI.................................      92,080      84,013       83,752
     Sofco...............................     139,734     144,621      133,481
     UT..................................     196,199         --           --
     Nimsa...............................      52,258      71,901          --
     Young...............................         --      115,628       86,184
     Delivery............................         --      306,364      109,865
     Delivery poolings prior to merger
      with Delivery......................         --       36,100      110,400
                                           ----------  ----------   ----------
     Combined............................  $3,196,056  $1,890,639   $1,145,151
                                           ==========  ==========   ==========
   Net income (loss):
     Corporate Express...................  $   31,710  $    3,702   $    5,248
     HMI.................................       4,182         990        1,772
     Sofco...............................       3,529         319        1,989
     UT..................................       1,369         --           --
     Nimsa...............................       1,206       1,762          --
     Young...............................         --       (3,073)       1,264
     Delivery............................         --          815        4,223
     Delivery poolings prior to merger
      with Delivery......................         --        1,036        2,000
                                           ----------  ----------   ----------
     Combined............................  $   41,996  $    5,551   $   16,496
                                           ==========  ==========   ==========
   Other changes in shareholders' equity:
     Corporate Express...................  $  106,299  $  229,356   $  115,024
     HMI.................................      (3,761)     (2,193)      (1,917)
     Sofco...............................       1,538        (230)         692
     UT..................................      26,135         --           --
     Nimsa...............................        (376)      6,026          --
     Young...............................         --       13,028       (7,932)
     Delivery............................         --       12,032       23,211
     Delivery poolings prior to merger
      with Delivery......................         --       (1,116)      (2,613)
                                           ----------  ----------   ----------
     Combined............................  $  129,835  $  256,903   $  126,467
                                           ==========  ==========   ==========

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

                            CORPORATE EXPRESS, INC.

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

  The results of operations for the adjustment periods are as follows:

                                                   PERIOD   NET SALES NET INCOME
                                                 ---------- --------- ----------
   Nimsa........................................  3/96-6/96  $25,986    $  630
   HMI..........................................  1/96-2/96   15,415       200
   Sofco........................................  3/95-5/95   33,085       747
   Young........................................ 10/94-2/95   39,683       846
   Delivery.....................................  1/95-2/95   50,382     1,777

3. MERGER AND OTHER NONRECURRING COSTS:

  During fiscal year 1996, the Company recorded an estimated net merger and other nonrecurring charge of $19,840,000. This charge is comprised of $27,411,000 in merger and other nonrecurring charges primarily in conjunction with the acquisitions of UT, Nimsa, HMI and Sofco, offset by $7,571,000 in revisions to the merger and other nonrecurring charge established in the fourth quarter of fiscal 1995. The fiscal 1995 charge included an exit plan for the integration of the newly acquired delivery business into the Company's core product distribution business. In the third quarter of fiscal 1996, nine months after the creation of the original exit plan, the Company acquired UT, approximately doubling its delivery services capacity. At that time, the Company adopted a new plan to integrate the delivery services business separate from the core product distribution business. In connection with the new exit plan, the Company evaluated its facility and personnel requirements and identified duplicate facilities consistent with the new plan. As a result of this new plan, the closure of thirteen delivery facilities and five distribution facilities, incorporated in the original fiscal 1995 plan, was superseded. Included in the distribution facilities that were to be retained, was the South Carolina facility which was expected to be merged into the Atlanta and planned North Carolina facilities. Due to significant new business in the Atlanta area and several unexpected acquisitions, the Atlanta facility is at full capacity and this closure plan was terminated. Additionally, several subsequent acquisitions in fiscal 1996, which were not contemplated at the end of fiscal 1995, were completed in the Carolinas and surrounding markets, which eliminated the opportunity to close the South Carolina facility and maintain a high level of customer service.

   The fiscal year 1996 charges include the actual costs of completing the acquisitions, the anticipated costs for integrating the delivery business, closing other redundant facilities, and severance for employee terminations. The charge includes the closure of 115 facilities and the reduction of approximately 485 employees.

                                                                       BALANCE
                                     CASH   NON-CASH  TOTAL   USAGE    3/1/97
                                    ------- -------- ------- --------  -------
   Merger transaction costs(1)..... $15,274          $15,274 $(12,706) $ 2,568
   Severance and terminations(2)...   5,333            5,333     (760)   4,573
   Facility closure and
    consolidation(3)...............   3,575            3,575     (102)   3,473
                                    -------          ------- --------  -------
   Accrued merger and related
    costs, balance.................  24,182           24,182  (13,568)  10,614
   Other asset write-downs and
    costs(4).......................     --   $3,229    3,229   (1,180)   2,049
                                    -------  ------  ------- --------  -------
     Total......................... $24,182  $3,229  $27,411 $(14,748) $12,663
                                    =======  ======  ======= ========  =======

                            CORPORATE EXPRESS, INC.

--------

(1) Merger transaction costs are the direct costs from the pooling transactions and include legal, investment banking, printing and other related costs, such as contract buy-outs for certain terminated employees. These costs are expected to be paid by the end of fiscal 1997.

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

(4) Other asset write-downs and costs are recorded as contra assets and include software, leasehold improvements and equipment being abandoned or written off as a result of the UT acquisition. The remaining balance primarily represents assets that will be disposed of in conjunction with facility closures which are expected to be completed by the end of fiscal 1998.

  The fiscal 1995 merger and other nonrecurring charge of $36,838,000 consisted of merger transaction related costs of $13,273,000; severance and employee termination costs of $7,457,000 (representing approximately 760 employees); facility closure and consolidation costs of $9,693,000; and other asset write-downs and costs of $6,415,000. Of the $36,838,000 charges, $7,724,000 are non-
cash charges. This liability was adjusted in fiscal 1996 to reflect the actual merger transaction costs incurred and to eliminate the original liability established for specific facilities which will not be closed as a result of the significant change in circumstances due to the acquisition of UT.

                                BALANCE   CASH    NON-CASH              BALANCE
                                3/2/96  PAYMENTS   USAGE    ADJUSTMENTS 3/1/97
                                ------- --------  --------  ----------- -------
   Merger transaction
    costs(1)..................  $ 9,161 $ (7,388)             $  (259)  $1,514
   Severance and
    terminations(2)...........    7,165   (1,523)              (2,550)   3,092
   Facility closure and
    consolidation(3)..........    8,554   (1,169)              (4,121)   3,264
                                ------- --------              -------   ------
   Accrued merger and related
    costs, balance............   24,880  (10,080)              (6,930)   7,870
   Other asset write-downs and
    costs(4)..................    3,789      --   $(1,045)       (641)   2,103
                                ------- --------  -------     -------   ------
     Total....................  $28,669 $(10,080) $(1,045)    $(7,571)  $9,973
                                ======= ========  =======     =======   ======

--------

(1) Remaining merger transactions costs represent the estimated contract buy-outs for certain former Delivery employees and other transaction costs, both of which are being negotiated and are expected to be resolved by the end of fiscal 1997.

(2) Severance and termination costs are the severance payments related to facility closures and centralization of certain shared services. Approximately 58 of the 760 employees estimated to be terminated have been terminated as of March 1, 1997, and 278 positions will no longer be eliminated as a result of the revised exit plan. The Company expects to complete the facility closures and related terminations by the end of the first quarter in fiscal 1998. The centralization of certain shared services will begin in the second quarter of fiscal 1997 and will continue through fiscal 1998.

(3) Of the 88 facilities estimated to be closed or consolidated, 31 have been closed or consolidated as of March 1, 1997, and 18 facilities will no longer be eliminated as a result of the revised exit plan. The remaining facilities are expected to be closed by the end of the first quarter in fiscal
    1998.

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

                            CORPORATE EXPRESS, INC.

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

                            CORPORATE EXPRESS, INC.

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

                                                          YEAR ENDED YEAR ENDED
                                                           MARCH 1,   MARCH 2,
                                                             1997       1996
                                                          ---------- ----------
                                                          (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
   Net sales............................................. $3,550,205 $2,995,708
   Net income before extraordinary items.................     41,302     29,769
   Net income............................................     41,302     29,010
   Net income per common share...........................       0.31       0.25

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

  The following tables set forth activity in the Company's accrued purchase liabilities:

    Prior to EITF 95-3:

                                         WAREHOUSE                        DISPOSITION
                                          & SYSTEM   REDUNDANT             OF ASSETS
                                TOTAL   INTEGRATIONS FACILITIES SEVERANCE   & OTHER
                               -------  ------------ ---------- --------- -----------
                                                  (IN THOUSANDS)
     Balance, February 25,
      1995...................  $11,252    $ 8,109      $1,005    $ 1,596     $ 542
     Additions...............    1,731        659         223        734       115
     Payments................   (6,469)    (3,630)       (784)    (1,766)     (289)
     Reversals...............   (5,250)    (4,388)        (41)      (523)     (298)
                               -------    -------      ------    -------     -----
     Balance, March 2, 1996..    1,264        750         403         41        70
     Payments................     (675)      (452)       (182)       (41)      --
     Reversals to goodwill...     (589)      (298)       (221)       --        (70)
                               -------    -------      ------    -------     -----
     Balance, March 1,
      1997(1)................  $     0    $     0      $    0    $     0     $   0
                               =======    =======      ======    =======     =====

--------
(1) All consolidation projects relating to companies acquired prior to the adoption of EITF 95-3 have been successfully completed.

                            CORPORATE EXPRESS, INC.

    After adoption of EITF 95-3:

                                         WAREHOUSE                        DISPOSITION
                                          & SYSTEM   REDUNDANT             OF ASSETS
                                TOTAL   INTEGRATIONS FACILITIES SEVERANCE   & OTHER
                               -------  ------------ ---------- --------- -----------
                                                  (IN THOUSANDS)
     Balance, February 25,
      1995...................  $   --      $  --      $   --     $   --     $   --
     Additions...............    2,414        691         202      1,065        456
     Payments................     (629)      (177)         (4)      (293)      (155)
                               -------     ------     -------    -------    -------
     Balance, March 2, 1996..    1,785        514         198        772        301
     Additions...............   21,429      2,037       4,912      9,727      4,753
     Payments................   (8,503)      (699)       (557)    (4,066)    (3,181)
     Reversals to goodwill...   (1,823)        (7)     (1,284)      (284)      (248)
                               -------     ------     -------    -------    -------
     Balance, March 1,
      1997(1)................  $12,888     $1,845     $ 3,269    $ 6,149    $ 1,625
                               =======     ======     =======    =======    =======

--------
(1) Accrued purchase costs, after adoption of EITF 95-3, primarily represent the liabilities incurred to consolidate acquired operations into existing Company facilities.

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

                            CORPORATE EXPRESS, INC.

7. DEBT:

  Debt consisted of the following:

                                                             MARCH 1, MARCH 2,
                                                               1997     1996
                                                             -------- --------
                                                              (IN THOUSANDS)
4 1/2% Convertible Notes (the "Notes"), due July 1, 2000,
 interest payable on January 1 and July 1 of each year
 commencing on January 1, 1997, convertible into shares of
 the Company's common stock at a conversion price of $33.33
 per share..................................................  325,000      --
$350,000,000 unsecured multi-currency revolving line of
 credit. Interest rates are equal to either (i) the
 Corporate Base Rate or (ii) LIBOR plus .5%, each of which
 is based upon a performance grid (6.0% at March 1, 1997),
 with principal due on March 31, 2000. Commitment fees on
 the unused balance are based on the ratio of debt to cash
 flow (as defined) and was 0.18% at March 1, 1997...........  136,000    8,000
9 1/8% Series B Senior Subordinated Notes, unsecured,
 subordinated to existing debt up to an aggregate of $155
 million, guaranteed by the operating subsidiaries of the
 Company. Due March 15, 2004, semi-annual interest payments
 beginning September 15, 1994. Redeemable by the Company
 from March 1999 to March 2001 at premiums ranging from
 3.422% to 1.141%...........................................   90,000   90,000
Various revolving lines of credit, variable interest rates
 ranging from 4.0% to 9.5% at March 1, 1997.................   23,959      --
HMI revolving bank line of credit agreement collateralized
 by accounts receivable, inventory and other assets.
 Interest payable monthly at the lesser of the lender's
 prime rate or the applicable average federal funds rate
 plus 1.5%. This agreement was repaid in full on January 31,
 1997.......................................................      --    15,873
$55,000,000 Delivery unsecured revolving credit facility.
 Interest rates are equal to
 i) LIBOR plus 1.25% or ii) the prime rate, at the Company's option (weighted average rate of 6.56% for fiscal 1995).
 This loan was repaid in full on May 31, 1996...............      --    11,900
Term loan facility collateralized by CEA's assets. Fixed
 interest rates ranging from 8.9% to 10.95%. $4,409,000
 repaid in March 1997. Principal payments of $389,000 per
 quarter plus interest commencing October 1998. Final
 payment of $156,000 plus interest due in July 1999.........    5,682    6,094
CEA revolving loans, interest at floating rates, 7.7% at
 March 1, 1997. Interest payable monthly. Maturity dates
 range from December 1998 to July 1999......................   13,396      --
Bank term loans, collateralized by equipment, with interest
 floating at LIBOR plus 1.75% to 2.0%, principal and
 interest payable monthly, maturities range from 48 months
 to 60 months through March 2002............................    9,341    5,620
Convertible subordinated notes due between March 31, 1997
 and January 31, 1998, bearing interest of 5.0% to 6.0%,
 payable quarterly or semi-annually, and convertible prior
 to maturity at the holder's option at prices ranging from
 $19.97 to $32.70, into 222,000 shares of common stock......    4,864    5,565
City of Aurora, Colorado Industrial Development Bonds,
 Series 1984, collateralized by land and building, interest
 at a floating rate, as defined, ranging from 4.8% in 1995
 to 5.0% at March 1, 1997, payable semi-annually and
 principal installments of varying amounts ($100,000 in 1995 and $200,000 in 1996) payable annually through November
 2009.......................................................    4,380    4,480
Various notes payable due December 2006, variable interest
 rates (4.75% on March 1, 1997 and 5.34% on March 2, 1996),
 collateralized by cash deposits............................    4,015    4,641
Other, interest from 2.9% to 17.4%..........................   28,870   21,810
                                                             -------- --------
Total debt..................................................  645,507  173,983
Less current portion of debt................................   23,802   20,152
                                                             -------- --------
Long-term portion of debt................................... $621,705 $153,831
                                                             ======== ========

                            CORPORATE EXPRESS, INC.

  The annual maturities of debt for succeeding years are as follows:

           FISCAL YEAR                         (IN THOUSANDS)
           -----------                         --------------
           1997...............................    $ 23,802
           1998...............................      10,909
           1999...............................      19,506
           2000...............................     465,627
           2001...............................       2,244
           Thereafter.........................     123,419
                                                  --------
             Total............................    $645,507
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

                            CORPORATE EXPRESS, INC.

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

  Future minimum lease payments are as follows:

           FISCAL YEAR                         (IN THOUSANDS)
           -----------                         --------------
           1997...............................    $ 42,191
           1998...............................      33,135
           1999...............................      26,340
           2000...............................      18,908
           2001...............................      13,295
           Thereafter.........................      46,950
                                                  --------
           Total..............................     180,819
           Less subleases.....................       1,361
                                                  --------
           Net obligation.....................    $179,458
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

  Future minimum lease payments required under these capital leases are as follows:

           FISCAL YEAR                          (IN THOUSANDS)
           -----------                          --------------
           1997...............................     $ 7,187
           1998...............................       5,397
           1999...............................       3,753
           2000...............................       2,242
           2001...............................       1,070
           Thereafter.........................       2,250
                                                   -------
           Total minimum lease payments.......      21,899
           Less amount representing interest..       4,414
                                                   -------
           Present value of minimum lease
            payments..........................      17,485
           Less current portion of capital
            lease obligations.................       5,940
                                                   -------
           Non-current portion of capital
            lease obligations.................     $11,545
                                                   =======

                            CORPORATE EXPRESS, INC.

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

9. INCOME TAXES:

  Federal, state and foreign income taxes for the fiscal years ended March 1, 1997, March 2, 1996, and February 25, 1995 consisted of the following:

                                                       1996     1995     1994
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
   Current
     Federal......................................... $   202  $10,604  $ 7,707
     State...........................................     615    1,089    1,218
     Foreign.........................................   1,943    3,205      --
   Deferred
     Federal.........................................  17,149     (429)  (2,499)
     State...........................................   5,401    1,544     (251)
     Foreign.........................................    (793)     --       --
   Utilization of net operating loss.................     --    (2,247)  (1,051)
   Change in tax status..............................  (2,029)     --       --
   Allocated to goodwill.............................     --       --     4,374
   Allocated to contributed capital..................  11,161      --       --
   Adjustment of beginning valuation allowance.......     --       --    (1,204)
                                                      -------  -------  -------
   Total income tax expense.......................... $33,649  $13,766  $ 8,294
                                                      =======  =======  =======

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

                            CORPORATE EXPRESS, INC.

  The components of the net deferred tax assets and liabilities as of March 1, 1997 and March 2, 1996 are as follows:

                                                             MARCH 1,  MARCH 2,
                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
   Deferred tax assets:
     Inventory.............................................. $ 5,999   $ 3,712
     Allowance accounts.....................................   4,532     1,615
     Accrued purchase costs.................................   3,734     1,053
     Insurance reserves.....................................   3,980       271
     Accrued merger and other costs.........................   8,760     6,767
     Vacation and benefits accrual..........................   5,407       396
     Accounting methods.....................................     --      4,066
     Other current..........................................     949     2,240
     Net operating loss carryforwards.......................  13,275     4,879
     Valuation allowance....................................  (6,049)   (2,433)
     Other non-current......................................     784     1,092
                                                             -------   -------
   Total deferred tax assets................................  41,371    23,658
                                                             -------   -------
   Deferred tax liabilities:
     Accounting methods.....................................   4,943     1,650
     Other current..........................................     281       --
     Property, plant and equipment..........................  28,807     4,731
     Intangible assets......................................   3,926     5,886
     Other non-current......................................   1,157       295
                                                             -------   -------
   Total deferred tax liability.............................  39,114    12,562
                                                             -------   -------
   Net deferred tax asset................................... $ 2,257   $11,096
                                                             =======   =======
   Financial Statements
     Current deferred tax assets............................  29,076    18,470
     Non-current deferred tax liabilities...................  26,819     7,374
                                                             -------   -------
   Net deferred tax asset................................... $ 2,257   $11,096
                                                             =======   =======

  The net change in the valuation allowance for deferred taxes in the year ended March 1, 1997 is an increase of $3,616,000, primarily related to net operating losses acquired in the current year. The Company reviewed the need for a valuation allowance and determined that it was more likely than not that certain deferred tax assets of acquired foreign subsidiaries may go unrealized. This increase was partially offset by the lapsing of restrictions placed on the usage of certain net operating losses.

                            CORPORATE EXPRESS, INC.

  A reconciliation of the differences between the Company's expense (benefit) for income taxes and taxes at the statutory rate for the fiscal years ended March 1, 1997, March 2, 1996 and February 25, 1995 is as follows:

                                                      1996     1995     1994
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
   Statutory federal income tax expense............  $25,825  $ 7,692  $ 8,610
   Adjustments:
     State income taxes, net of federal effect.....    3,910    1,521      886
     Foreign income taxes..........................     (123)     461      --
     Merger costs..................................    4,924    4,952      --
     Amortization of goodwill......................    3,693    1,404    1,784
     Untaxed S Corporation earnings and change in
      tax status...................................   (3,514)    (347)    (620)
     Other non-deductible items....................      739      366
     Valuation allowance on tax loss carryforward..      (47)  (2,247)  (2,636)
     Other.........................................   (1,758)     (36)     270
                                                     -------  -------  -------
     Income tax expense............................  $33,649  $13,766  $ 8,294
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

                            CORPORATE EXPRESS, INC.

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

                            CORPORATE EXPRESS, INC.

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

                            CORPORATE EXPRESS, INC.

  The summary of the status of the Company's seven fixed stock option plans as of March 1, 1997, March 2, 1996 and February 25, 1995, and changes during the years ending on those dates is presented below:

                            MARCH 1, 1997      MARCH 2, 1996    FEBRUARY 25, 1995
                          ------------------ ------------------ -----------------
                                   WEIGHTED-          WEIGHTED-         WEIGHTED-
                                    AVERAGE            AVERAGE           AVERAGE
                          SHARES   EXERCISE  SHARES   EXERCISE  SHARES  EXERCISE
                          (000'S)    PRICE   (000'S)    PRICE   (000'S)   PRICE
                          -------  --------- -------  --------- ------- ---------
Outstanding at beginning
 of year................  15,216    $10.90    6,465     $4.57    2,914    $2.88
Granted.................   4,405     21.15    9,872     14.21    4,076     5.74
Exercised...............  (1,686)     5.98     (819)     2.03     (240)    3.83
Forfeited...............  (1,102)    18.46     (302)     7.67     (285)    4.62
                          ------             ------              -----
Outstanding at end of
 year...................  16,833     13.59   15,216     10.90    6,465     4.57
                          ======             ======              =====
Options exercisable at
 year end...............   5,407              3,324                716
Weighted-average fair
 value of options
 granted during the
 year...................  $ 7.61             $ 6.26

  The following table summarizes information about fixed stock options outstanding as of March 1, 1997:

                                      OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                         --------------------------------------------- ----------------------------
                           NUMBER    WEIGHTED-AVERAGE                    NUMBER
                         OUTSTANDING    REMAINING                      EXERCISABLE
        RANGE OF          AT 3/1/97  CONTRACTUAL LIFE WEIGHTED-AVERAGE  AT 3/1/97  WEIGHTED-AVERAGE
    EXERCISE PRICES        (000'S)       IN YEARS      EXERCISE PRICE    (000'S)    EXERCISE PRICE
    ---------------      ----------- ---------------- ---------------- ----------- ----------------
$ .10 to 3.55...........    1,200          3.4             $ 2.99           731         $ 2.92
4.50 to 6.53............    4,114          7.2               5.05         3,622           5.07
7.11 to 11.11...........      756          6.1               8.68           357           8.72
12.45 to 14.67..........    3,323          7.5              13.37           355          12.95
15.38 to 19.83..........    5,209          6.3              19.43           191          16.63
21.75 to 38.70..........    2,231          6.5              23.37           151          29.83
                           ------                                         -----
                           16,833          6.6              13.59         5,407           6.63
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

                                                               YEAR ENDED
                                                            -----------------
                                                            MARCH 1, MARCH 2,
                                                              1997     1996
                                                            -------- --------
   Net income (loss)........................... As reported $40,281   $5,140(1)
                                                Pro forma    32,062   $2,808
   Net income (loss) per common share.......... As reported $  0.31   $ 0.05(1)
                                                Pro forma      0.25     0.03

--------
(1) Net income and net income per common share as reported represent pro forma net income and pro forma net income per common share as adjusted for the effects of pro forma S Corporation taxes as more fully described in Note 13.

                            CORPORATE EXPRESS, INC.

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

13. PRO FORMA NET INCOME:

  The pro forma net income and pro forma net income per share reflects the tax adjustment for a fiscal 1996 acquisition accounted for as a pooling of interests that was previously an S corporation for income tax purposes, as if the acquired company had filed a C corporation tax returns for all periods presented. The effect is as follows:

                                                       FISCAL  FISCAL FISCAL
                                                        1996    1995   1994
                                                       ------- ------ -------
                                                           (IN THOUSANDS)
   Net income before pro forma adjustments, per
    consolidated statements of operations............. $41,996 $5,551 $16,496
   Pro forma provision for income taxes...............   1,715    411     727
                                                       ------- ------ -------
   Pro forma net income............................... $40,281 $5,140 $15,769
                                                       ======= ====== =======

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

                            CORPORATE EXPRESS, INC.

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

INDUSTRY SEGMENTS:

                                               CORPORATE
                                                EXPRESS      PRODUCT
                                              CONSOLIDATED DISTRIBUTION SERVICES
                                              ------------ ------------ --------
                                                        (IN THOUSANDS)
Fiscal year ended March 1, 1997:
  Net sales..................................  $3,196,056   $2,436,296  $759,760
  Merger and other nonrecurring charges......      19,840        8,406    11,434
  Operating profit...........................     100,490       80,396    20,094
  Identifiable assets........................   1,843,977    1,685,716   158,261
  Capital expenditures.......................     119,639      104,432    15,207
  Depreciation and amortization..............      48,736       33,446    15,290
Fiscal year ended March 2, 1996:
  Net sales..................................  $1,890,639   $1,548,175  $342,464
  Merger and other nonrecurring charges......      42,790       29,203    13,587
  Operating profit...........................      38,160       29,191     8,969
  Identifiable assets........................   1,023,365      900,722   122,643
  Capital expenditures.......................      53,124       41,469    11,655
  Depreciation and amortization..............      28,498       19,977     8,521
Fiscal year ended February 25, 1995:
  Net sales..................................  $1,145,151   $  924,886  $220,265
  Operating profit...........................      40,953       29,811    11,142
  Identifiable assets........................     645,309      568,562    76,747
  Capital expenditures.......................      18,670       11,525     7,145
  Depreciation and amortization..............      17,078       12,694     4,384

                            CORPORATE EXPRESS, INC.

GEOGRAPHICAL SEGMENTS:

                                            CORPORATE
                                             EXPRESS     DOMESTIC  INTERNATIONAL
                                           CONSOLIDATED OPERATIONS  OPERATIONS
                                           ------------ ---------- -------------
                                                      (IN THOUSANDS)
Fiscal year ended March 1, 1997:
  Net sales...............................  $3,196,056  $2,630,930   $565,126
  Merger and other nonrecurring charges...      19,840      18,511      1,329
  Operating profit........................     100,490      95,788      4,702
  Identifiable assets.....................   1,843,977   1,519,152    324,825
  Capital expenditures....................     119,639     108,655     10,984
  Depreciation and amortization...........      48,736      41,598      7,138
Fiscal year ended March 2, 1996:
  Net sales...............................  $1,890,639  $1,652,438   $238,201
  Merger and other nonrecurring charges...      42,790      42,790        --
  Operating profit........................      38,160      28,943      9,217
  Identifiable assets.....................   1,023,365     868,227    155,138
  Capital expenditures....................      53,124      50,963      2,161
  Depreciation and amortization...........      28,498      26,010      2,488
Fiscal year ended February 25, 1995:
  Net sales...............................  $1,145,151  $1,143,457   $  1,694
  Operating profit........................      40,953      40,939         14
  Identifiable assets.....................     645,309     641,898      3,411
  Capital expenditures....................      18,670      18,665          5
  Depreciation and amortization...........      17,078      17,066         12

                            CORPORATE EXPRESS, INC.

15. QUARTERLY FINANCIAL DATA (UNAUDITED):(A)

                                    FIRST    SECOND     THIRD       FOURTH
                                   QUARTER   QUARTER   QUARTER      QUARTER
                                  --------- --------- ---------    ---------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal year ended March 1, 1997:
  Net sales.....................  $ 650,861 $ 755,009 $ 889,563    $ 900,623
  Gross profit..................    164,329   182,814   217,197      213,970
  Net income....................     12,082    13,417     9,290(b)     7,208(b)
  Pro forma net income..........     11,752    13,090     8,918        6,521
  Pro forma net income per
   common share.................        .09       .10       .07          .05
Fiscal year ended March 2, 1996:
  Net sales.....................  $ 394,115 $ 452,540 $ 493,725    $ 550,259
  Gross profit..................     99,211   111,075   125,670      131,365
  Income(loss) from continuing
   operations...................      7,154     7,637    11,898      (19,913)
  Net income (loss).............      6,069     7,637    11,898      (20,053)(c)
  Pro forma income (loss) from
   continuing operations........      7,236     7,501    11,691      (20,064)
  Pro forma net income (loss)...      6,152     7,501    11,691      (20,204)
  Pro forma income (loss) from
   continuing operations per
   common share.................        .07       .07       .10         (.18)
  Pro forma net income (loss)
   per common share.............        .06       .07       .10         (.18)

--------
(a) Quarterly amounts have been restated to include the accounts and operations of HMI, Sofco, Nimsa and UT for fiscal 1996, and HMI, Sofco, Nimsa, Delivery and Young for fiscal 1995.
(b) In the third and fourth quarters of fiscal 1996, the Company recognized pretax charges of $12.4 million and $7.5 million, respectively, related to merger and other nonrecurring items.
(c) In the fourth quarter of fiscal 1995, the Company recognized pretax charges of $42.8 million related to merger and other nonrecurring items.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Corporate Express, Inc.
                                             (Registrant)

                                                      /s/ Sam R. Leno
                                          By: _________________________________
                                                        SAM R. LENO
                                             EXECUTIVE VICE PRESIDENT ANDCHIEF
                                                     FINANCIAL OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

          /s/ Jirka Rysavy             Chairman of the           May 14, 1997
-------------------------------------   Board and Chief
            JIRKA RYSAVY                Executive Officer
                                        (Principal
                                        Executive Officer)

         /s/ Robert L. King            President, Chief          May 14, 1997
-------------------------------------   Operating Officer
           ROBERT L. KING               and Director

         /s/ Gary M. Jacobs            Executive Vice            May 14, 1997
-------------------------------------   President and
           GARY M. JACOBS               Secretary

           /s/ Sam R. Leno             Executive Vice            May 14, 1997
-------------------------------------   President and Chief
             SAM R. LENO                Financial Officer
                                        (Principal
                                        Financial Officer)

        /s/ Joanne C. Farver           Vice President,           May 14, 1997
-------------------------------------   Controller
          JOANNE C. FARVER              (Principal
                                        Accounting Officer)

            /s/ Mo Siegal              Director                  May 14, 1997
-------------------------------------
              MO SIEGAL

         /s/ Janet A. Hickey           Director                  May 14, 1997
-------------------------------------
           JANET A. HICKEY