Form 10-Q
period 1997-11-29
CORPORATE EXPRESS INC
filed 1998-01-13
CIK 878130

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 29, 1997

                                      OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission File No.  0-24642
                                              -------

                            CORPORATE EXPRESS, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


                  Colorado                        84-0978360
          --------------------------           ----------------
          (State of incorporation or           (I.R.S. Employer
           organization)                       Identification No.)


              1 Environmental Way
              Broomfield, Colorado                   80021
    ----------------------------------------       ----------
    (Address of principal executive offices)       (Zip Code)


      Registrant's telephone number, including area code:  (303) 664-2000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X         No
                                   ---           ---

     The number of shares of the registrant's common stock, par value $.0002 per share, outstanding as of January 5, 1998 was 142,533,555.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            CORPORATE EXPRESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

ASSETS
                                                      November 29,    March 1,
                                                           1997        1997
                                                       ----------   ----------
                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                            $   33,779   $   65,650
  Trade accounts receivable, net of allowance
    of $15,353 and $13,633, respectively                  619,268      524,905
  Notes and other receivables                              71,884       55,965
  Inventories                                             242,414      219,080
  Deferred income taxes                                    30,919       31,155
  Other current assets                                     43,122       29,446
                                                       ----------   ----------
          Total current assets                          1,041,386      926,201

Property and equipment:
  Land                                                     17,575       19,441
  Buildings and leasehold improvements                    129,127      127,185
  Furniture and equipment                                 361,795      308,770
                                                       ----------   ----------
                                                          508,497      455,396
  Less accumulated depreciation                          (178,871)    (154,337)
                                                       ----------   ----------
                                                          329,626      301,059

Goodwill, net of $53,944 and $39,160 of accumulated
  amortization, respectively                              708,296      681,804
Other assets, net                                          71,745       64,194
                                                       ----------   ----------

          Total assets                                 $2,151,053   $1,973,258
                                                       ==========   ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

                                (IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      November 29,    March 1,
                                                           1997        1997
                                                       ----------   ----------
                                                             (Unaudited)
Current liabilities:
  Accounts payable                                     $  346,729   $  312,137
  Accrued payroll and benefits                             58,765       48,984
  Accrued purchase costs                                    9,843       12,888
  Accrued merger and related costs                         25,435       18,484
  Other accrued liabilities                                59,724       60,067
  Current portion of long-term debt and capital leases     26,583       30,676
                                                       ----------   ----------
     Total current liabilities                            527,079      483,236

Capital lease obligations                                  11,059       11,545
Long-term debt                                            744,414      685,670
Deferred income taxes                                      43,165       29,232
Minority interest in subsidiaries                          20,955       22,015
Other non-current liabilities                              15,423       14,410
                                                       ----------   ----------
     Total liabilities                                  1,362,095    1,246,108

Contingencies (Note 8)

Shareholders' equity:
  Preferred stock, $.0001 par value, 25,000,000 shares
    authorized, none issued or outstanding                     --           --
  Common stock, $.0002 par value, 300,000,000 shares
    authorized, 141,500,194 and 136,911,695 shares
    issued and outstanding, respectively                       28           27
  Common stock, non-voting, $.0002 par value, 3,000,000
    shares authorized, none issued or outstanding              --           --
  Additional paid-in capital                              706,353      678,329
  Retained earnings                                        88,878       49,970
  Foreign currency translation adjustments                 (6,301)      (1,176)
                                                       ----------   ----------
     Total shareholders' equity                           788,958      727,150
                                                       ----------   ----------

          Total liabilities and shareholders' equity   $2,151,053   $1,973,258
                                                       ==========   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          Three Months Ended              Nine Months Ended
                                                     ----------------------------    -----------------------------

                                                     November 29,    November 30,    November 29,     November 30,
                                                         1997           1996            1997              1996
                                                     ------------    ------------    ------------    ------------
                                                              (Unaudited)                     (Unaudited)
Net sales                                              $1,064,181       $ 949,918      $3,048,125      $2,481,518
Cost of sales                                             804,624         716,446       2,318,386       1,868,036
                                                     ------------    ------------    ------------    ------------
   Gross profit                                           259,557         233,472         729,739         613,482
Warehouse operating and selling expenses                  171,020         159,130         509,505         425,586
Corporate general and administrative expenses              29,132          26,721          87,912          74,241
Merger and other nonrecurring charges                      17,804          12,366          17,684          12,366
                                                     ------------    ------------    ------------    ------------
   Operating profit                                        41,601          35,255         114,638         101,289
Interest expense, net                                      12,403           9,910          36,212          25,539
                                                     ------------    ------------    ------------    ------------
   Income before income taxes                              29,198          25,345          78,426          75,750
Income tax expense                                         14,353          14,358          35,077          35,029
                                                     ------------    ------------    ------------    ------------
   Income before minority interest                         14,845          10,987          43,349          40,721
Minority interest loss (income)                                28            (360)         (1,014)           (462)
                                                     ------------    ------------    ------------    ------------
   Income before extraordinary item                        14,817          11,347          44,363          41,183
Extraordinary item, net of tax                             (7,108)             --          (7,108)            (54)
                                                     ------------    ------------    ------------    ------------
   Net income                                               7,709          11,347          37,255          41,129
                                                     ============    ============    ============    ============

Pro forma net income                                 $      7,709    $     10,974    $     37,255    $     40,100
                                                     ============    ============    ============    ============

Pro forma net income per common share:
   Continuing operations                             $       0.10    $       0.08    $       0.30    $       0.29
   Extraordinary item                                $      (0.05)             --    $      (0.05)             --
                                                     ------------    ------------    ------------    ------------
   Net income                                        $       0.05    $       0.08    $       0.25    $       0.29
                                                     ============    ============    ============    ============

Weighted average common shares outstanding                150,636         142,235         146,789         140,321
                                                     ============    ============    ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                      Nine Months Ended
                                                                                -----------------------------
                                                                                November 29,     November 30,
                                                                                    1997             1996
                                                                                ------------     ------------
                                                                                         (Unaudited)
Cash flows from operating activities:
 Net income                                                                      $   37,255       $   41,129
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                                      35,029           24,718
   Amortization                                                                      17,997           13,982
   Loss on early extinguishment of debt                                               7,108               --
   (Gain) loss on sale of assets                                                        640              (95)
   Non-cash portion of merger and restructuring charge                                1,865            2,384
   Adjustment to conform fiscal years                                                 1,752              204
   Minority interest                                                                 (1,014)            (461)
   Other                                                                              2,702             (341)
 Changes in assets and liabilities, excluding acquisitions:
   (Increase) decrease in accounts receivable                                       (96,242)         (56,321)
   (Increase) decrease in inventory                                                 (18,667)          (5,234)
   (Increase) decrease in other current assets                                       (7,141)          (6,940)
   (Increase) decrease in other assets                                                6,150            3,047
   Increase (decrease) in accounts payable                                           32,585           21,704
   Increase (decrease) in accrued liabilities                                         1,687           10,467
                                                                                 ----------       ----------
Net cash provided by operating activities                                            21,706           48,243
                                                                                 ----------       ----------

Cash flows from investing activities:
 Proceeds from sale of assets                                                        20,232            1,946
 Capital expenditures                                                               (69,029)         (91,314)
 Payment for acquisitions, net of cash acquired                                     (37,538)        (227,026)
 Investment in marketable securities                                                (10,902)         (18,273)
 Other                                                                                2,670           (8,730)
                                                                                 ----------       ----------
Net cash used in investing activities                                               (94,567)        (343,397)
                                                                                 ----------       ----------

Cash flows from financing activities:
 Issuance of  common stock                                                            7,533            8,977
 Issuance of subsidiary common stock                                                  2,434               --
 Debt issuance costs                                                                   (704)          (8,428)
 Proceeds from long-term borrowings                                                   8,324          344,834
 Repayments of long-term borrowings                                                 (30,040)         (16,298)
 Proceeds from short-term borrowings                                                  9,267            1,840
 Repayments of short-term borrowings                                                 (6,247)         (22,537)
 Net  proceeds from line of credit                                                  113,205            2,879
 Cash paid to retire bonds                                                          (62,379)              --
 Other                                                                                   34           (4,666)
                                                                                 ----------       ----------
Net cash  provided by financing activities                                           41,427          306,601
Net cash used in discontinued operations                                                (10)            (177)
Effect of foreign currency exchange rate changes on cash                               (427)             232
                                                                                 ----------       ----------
(Decrease) increase in cash and cash equivalents                                    (31,871)          11,502
Cash and cash equivalents, beginning of period                                       65,650           31,837
                                                                                 ----------       ----------
Cash and cash equivalents, end of period                                         $   33,779       $   43,339
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

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

                       NOTES TO CONSOLIDATED STATEMENTS


Supplemental schedule of noncash investing and financing activities:

     Capital lease obligations in the amount of $3,504,000 and $5,853,000 were incurred during the nine months ended November 29, 1997 and November 30, 1996, respectively, for equipment and vehicles.

     During the nine months ended November 29, 1997, the Company invested $30,391,000 in net cash and 3,147,614 shares of common stock in its acquisition program. During the nine months ended November 30, 1996, the Company invested $219,917,000 in net cash and approximately 2,421,000 shares of common stock for acquisitions. In conjunction with these acquisitions, liabilities were assumed as follows:


                                                        Nine Months Ended
                                                        ------------------
                                                    November 29,   November 30,
                                                        1997          1996
                                                        ----          ----
                                                          (In thousands)
                                                           (Unaudited)


Fair value of assets and goodwill acquired             $ 79,801      $ 541,469
Cash paid, net of cash acquired                         (30,391)      (219,917)
Issuance of notes payable                                    --         (4,325)
Issuance of stock                                        (8,441)       (75,620)
Purchase price payable, included
 in current liabilities                                  (1,689)        (4,724)
                                                       --------      ---------
Liabilities assumed                                    $ 39,280      $ 236,883
                                                       ========      =========

     In addition to the amounts set forth above, during the nine months ended November 29, 1997, the Company paid $7,147,000 and issued approximately 61,932 shares of common stock for prior period acquisitions and acquired the remaining 49% interest in Corporate Express United Kingdom for shares of common stock of the Company. During the nine months ended November 30, 1996, the Company paid $4,820,000 for prior period acquisitions, $2,289,000 to dissenting shareholders of a pooled company, purchased a warehouse facility for 135,000 shares of common stock and issued 71,471 shares of common stock to retire convertible debt of $1,449,400 previously issued by one of the Company's acquired subsidiaries.

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

                            CORPORATE EXPRESS, INC.

                       NOTES TO CONSOLIDATED STATEMENTS


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Corporate Express, Inc. ("Corporate Express" or the "Company") and its majority-owned subsidiaries. The following acquisitions were accounted for as poolings of interests and, accordingly, the accompanying financial statements have been restated to include their accounts and operations:

 .  Nimsa S.A. ("Nimsa") was acquired by the Company on October 31, 1996.
 .  Bevo Acquisition Corp., Inc., a wholly-owned subsidiary of the Company, was merged with and into United TransNet, Inc. ("UT") on November 8, 1996.
 .  IMS Acquisition, Inc., a wholly-owned subsidiary of the Company, was merged with and into Sofco Mead, Inc. ("Sofco") on January 24, 1997.
 .  H.M. Acquisition Corp., a wholly-owned subsidiary of the Company, was merged with and into Hermann Marketing, Inc. ("HMI") on January 30, 1997.
 . IDD Acquisition Corp., a wholly-owned subsidiary of the Company, was merged with and into Data Documents Incorporated ("DDI") on November 26, 1997.

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

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K/A for the year ended March 1, 1997.

     Certain of the Company's locations calculate cost of sales using an estimated gross profit method for interim periods. Cost of sales at these locations are adjusted based on physical inventories which are performed no less than once a year.

     The Company capitalizes certain salaries and wages and payments to outside firms for direct services related to the development and implementation of its software. All software is amortized over its economic useful life of three to seven years using the straight-line method.

     New Accounting Standards:

     In the fourth quarter of fiscal 1997, the Company will adopt SFAS No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share found in APB Opinion No. 15, "Earnings per Share" and makes them comparable to international earnings per share standards. Had SFAS No. 128 been effective during the nine months ended November 29, 1997 and November 30, 1996, (i) "Basic earnings per share" under SFAS No. 128 would have been $.27 and $.31, respectively, and (ii) "Dilutive earnings per share" under SFAS No. 128 would have been $.25 and $.29, respectively. Had SFAS No. 128 been effective during the three months ended November 29, 1997 and November 30, 1996, (i) "Basic earnings per share" under SFAS No. 128 would have been $.05. and $.08, respectively, and (ii) "Dilutive earnings per share" under SFAS No. 128 would have been $.05 and $.08, respectively.

                            CORPORATE EXPRESS, INC.

                       NOTES TO CONSOLIDATED STATEMENTS


2.  POOLING OF INTERESTS TRANSACTION

     Effective November 26, 1997, the Company issued approximately 10,740,000 shares of common stock in exchange for all of the outstanding stock of DDI, a provider of forms management services and systems, custom business forms and pressure-sensitive labels for large corporate customers.

     Net sales and net income for DDI for the nine months ended November 29, 1997 were $196,991,000 and $8,133,000, respectively, and for the nine months ended September 30, 1996 were $186,085,000 and $7,630,000 respectively. Net income excludes merger charges, extraordinary loss and conforming accounting adjustments.

     The consolidated statement of operations for the nine months ended November 29, 1997 include the income and expenses of Corporate Express and DDI for the nine months ended November 29, 1997. The consolidated statement of operations for the nine months ended November 30, 1996 include the income and expenses of Corporate Express for the nine months ended November 30, 1996 and the income and expenses of DDI for the nine months ended September 30, 1996. An adjustment has been made in fiscal 1997 to credit retained earnings directly for DDI's January and February 1997 net income of $1,752,000. DDI sales for January and February 1997 were $42,137,000.

     In addition to the DDI acquisition, the Company completed six other acquisitions in fiscal 1997, which were accounted for as immaterial poolings of interests for approximately 2,256,000 shares of common stock. The financial statements for these immaterial acquisitions for periods prior to the acquisition have not been restated.


3.  ACCRUED PURCHASE COSTS

     In conjunction with purchase acquisitions, the Company accrues certain of the direct costs associated with closing redundant facilities of acquired companies, and severance and relocation payments for the acquired company's employees.

     The following table sets forth activity in the Company's accrued purchase costs liability account for the nine months ended November 29, 1997:

                                                                              Disposition
                                         Facility     Redundant                of Assets
                               Total    Exit Costs   Facilities    Severance    & Other
                               -----    ----------   ----------   -----------   -------
                                                    (In thousands)
Balance, March 1, 1997        $12,888      $ 1,845      $ 3,269       $ 6,149    $ 1,625
Additions/Adjustments           4,493          724          864         2,894         11
Payments                       (7,275)      (1,525)      (1,065)       (4,420)      (265)
Reversals to goodwill            (263)          --          (72)         (166)       (25)
                               ------       ------       ------        ------     ------
Balance, November 29, 1997    $ 9,843      $ 1,044      $ 2,996       $ 4,457    $ 1,346
                               ======       ======       ======        ======     ======

4.  MERGER AND OTHER NONRECURRING CHARGES

     During the third quarter of fiscal 1997, the Company recorded a net merger and other nonrecurring charge of $17,804,000. This net charge is comprised of $20,868,000 in merger and other nonrecurring charges in connection with the Company's acquisition and integration of DDI, the continued integration of delivery and certain provisions for reductions in force and facility closures at other locations, offset by $3,064,000 in revisions to the merger and other nonrecurring charges established in previous periods to reflect the final transaction and exit costs incurred. These revisions reflect the finalization of contract buyouts and delays in closing certain facilities and disposition of related assets. The current quarter charge includes the closure of 42 facilities and the reduction of approximately 720 employees.

                            CORPORATE EXPRESS, INC.

                       NOTES TO CONSOLIDATED STATEMENTS


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

     During the fourth quarter of fiscal 1995, the Company recorded a merger and other nonrecurring charge primarily in conjunction with the U.S. Delivery Systems, Inc. ("Delivery") and Richard Young Journal, Inc. acquisitions. This liability was adjusted in fiscal 1996 to reflect the actual merger transaction costs incurred and revised plans primarily as a result of the integration of UT
with Delivery.   The Company expected to complete this plan within two years;
however, due to the acquisition of UT in the third quarter of fiscal 1996, the revised exit plan is expected to be completed by the end of the first quarter of fiscal 1998. The following table summarizes the merger and other non-recurring charges and sets forth their usage for the nine months ended November 29, 1997:


                                              Balance    FY 97       Cash     Non-Cash    Balance
                                               3/1/97  Net Charge  Payments    Usage      11/29/97
                                              -------  ----------  --------  ---------   ---------
                                                       (In thousands)

     Merger transaction costs (1)               $ 4,082   $ 6,526    $(3,597)              $  7,011
     Severance and terminations (2)               7,665     8,345     (3,732)                12,278
     Facility closure and consolidation (3)       6,737       948     (1,539)                 6,146
                                                -------   --------   -------               --------
     Accrued merger and related costs, balance   18,484    15,819     (8,868)                25,435
     Other asset write-downs and costs (4)        4,152     1,865        --     $(1,955)      4,062
                                                -------   --------   -------    -------    --------
       Total                                    $22,636   $17,684    $(8,868)   $(1,955)   $ 29,497
                                                =======   =======    =======    =======    ========

(1) Merger transaction costs are the direct costs from the pooling transactions and include legal, accounting, investment banking, printing, contract buy-outs and other related costs. Remaining merger transactions costs for the fiscal 1996 charge are primarily for the UT acquisition and include contract buy-outs for certain employees which are expected to be resolved by the end of fiscal 1997 and total $734,000. The remaining merger transaction costs for the 1997 charge total $6,277,000 and are expected to be utilized by the first quarter of fiscal 1998.

(2) Severance and employee termination costs are related to the elimination of duplicate management positions, facility closures and consolidations, and centralization of certain shared services. Of the 1,717 employees currently planned to be terminated, 392 have been terminated as of November 29, 1997. The Company expects to complete the facility closures and related terminations for the fiscal 1995 charge, which totals $1,839,000, by the end of the first quarter in fiscal 1998 and the fiscal 1996 charge, which totals $2,879,000, by the end of fiscal 1998. The centralization of certain shared services began in the second quarter of fiscal 1997 and will continue through fiscal 1998. The Company expects to complete the facility closures and related terminations for the fiscal year 1997 charge, which totals $7,560,000, by the end of fiscal 1998.

(3) Facility closure and consolidation costs are the estimated costs to close redundant facilities, lease costs and other costs associated with closed facilities. One hundred thirty four of the 223 facilities currently planned to be closed or consolidated have been closed or consolidated. The remaining facilities in the fiscal 1995 charge are expected to be closed by the end of the first quarter in fiscal 1998, the remaining facilities in the fiscal 1996 charge are expected to be closed by the end of fiscal 1998, and the facilities identified in the 1997 charge are expected to be closed by the end of fiscal 1998.

(4) Other asset write-downs and costs are recorded as contra assets, and include the loss on sale of assets and leasehold improvements and equipment being abandoned or written off as a result of the exit plans. The remaining balance primarily represents assets that will be disposed of in conjunction with facility closures, which are expected to be completed by the end of fiscal 1998.


5.  PRO FORMA ACQUISITION RESULTS

     On May 15, 1996, the Company acquired all of the outstanding capital stock of ASAP Software Express, Inc. ("ASAP"), a leading distributor of software to large corporations for a purchase price of approximately $98,000,000. In addition, the Company purchased all of the outstanding capital stock of Boulevard Produits De Bureau, Inc. ("Boulevard"), a seller of office supplies, furniture and equipment, for a net cash purchase price of $16,102,000. The Company also repaid $9,498,000 of Boulevard promissory notes with cash of $731,900 and 356,832 shares of the Company's common stock. The excess of the purchase price over the fair market value of the net tangible assets acquired in both acquisitions was allocated to goodwill and is being amortized over 40 years.

     The operating results of ASAP and Boulevard are included in the Company's consolidated statement of operations from the effective date of each acquisition. The following pro forma financial information assumes the ASAP and Boulevard acquisitions occurred at the beginning of the nine-month period ended November 30, 1996. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transaction occurred at the beginning of the period, or of results which may occur in the future. The pro forma results listed below are unaudited and reflect purchase price adjustments.

                                         Nine months Ended
                                         November 30, 1996
                                         -----------------
                           (In thousands, except per share amounts)

     Net sales                              $2,532,520
     Net income                                 41,428
     Net income per share                         0.32

6.   PRO FORMA NET INCOME:

     The pro forma net income and pro forma net income per share reflect the tax adjustment for a fiscal 1996 acquisition accounted for as a pooling of interests that was previously an S corporation for income tax purposes, as if the acquired company had filed a C corporation tax return for all periods presented. The effect is as follows:

                                                         Three Months Ended  Nine Months Ended
                                                          November 30, 1996   November 30, 1996
                                                         ------------------  ------------------
     Net income before pro forma adjustments, per
      consolidated statements of operations                     $11,347            $41,129
     Pro forma provision for income taxes                           373              1,029
                                                                 ------             ------
     Pro forma net income                                       $10,974            $40,100
                                                                 ======             ======


7.   EXTRAORDINARY ITEM

     The Company repurchased approximately $54,068,000 of the $60,500,000 of DDI 13.5% notes at a premium. The loss on the repurchase of $11,846,000 net of an estimated tax benefit of $4,738,000 is reflected as an extraordinary item.

                            CORPORATE EXPRESS, INC.

                       NOTES TO CONSOLIDATED STATEMENTS

8.   CONTINGENCIES

     In the normal course of business, the Company is subject to certain legal proceedings. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the Company's financial position or operating results.

ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales. Consolidated net sales increased 12.0% to $1,064,181,000 in the three months ended November 29, 1997 from $949,918,000 in the same period last year and 22.8% to $3,048,125,000 from $2,481,518,000 for the respective nine-
month periods. Net sales for the Company's product distribution business increased 15.2% to $859,404,000 in the three months ended November 29, 1997 from $745,798,000 in the same period last year, while net sales in the service business were $204,777,000, approximately even with the $204,120,000 reported in the same period last year. Net sales for the Company's product distribution business increased 25.4% to $2,422,862,000 in the nine months ended November 29, 1997 from $1,931,997,000 in the same period last year, while net sales in the service business increased 13.8% to $625,263,000 from $549,521,000 for the respective nine-month periods. These increases were primarily attributable to internal growth reflecting increased market penetration in domestic product distribution and acquisitions completed since November 30, 1996. This growth was partially offset by the discontinuance of some non-strategic distribution channels, the elimination of low margin customers, and the effect of consolidating or closing facilities.

     International operations accounted for 18.0% of consolidated net sales, or $191,676,000, in the three months ended November 29, 1997 and 18.1% of consolidated net sales, or $172,236,000, in the same period last year and 17.5% of consolidated net sales, or $532,406,000, for the nine months ended November 29, 1997 compared to 15.7% of consolidated net sales, or $390,632,000, for the same period last year. The Company has expanded its international operations since November 30, 1996 by expanding into Italy and Ireland.

     Gross Profit. Cost of sales includes merchandise, occupancy and delivery costs. Gross profit as a percentage of sales was 24.4% for the three months ended November 29, 1997 and 24.6% for the same period last year compared to 23.9% and 24.7% for the respective nine-month periods. The decrease in the gross profit percentage is primarily attributable to the service business, which has experienced reduced gross profit margins as a result of consolidation costs, increases in driver and vehicle related costs, and pricing. Also affecting gross profit were lower international gross margins primarily as a result of increased competitive pressures, offset by increased vendor rebates reflecting improved programs due to the integration of acquisitions to common vendors.

     Warehouse Operating and Selling Expenses. Warehouse operating and selling expenses as a percentage of sales decreased to 16.1% for the three months ended November 29, 1997 from 16.8% for the same period last year and to 16.7% from 17.2% for the respective nine-month periods. The improvement in operating expenses as a percentage of sales primarily reflects the recent consolidation cost savings and elimination of duplicative administrative functions in the service and international segments. Warehouse operating and selling expenses increased to $171,020,000 in the three months ended November 29, 1997 from $159,130,000 in the same period last year and to $509,505,000 from $425,586,000 for the respective nine-month periods. This dollar increase is primarily attributable to the net sales increase in the periods.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses include central expenses incurred to provide corporate oversight and support for regional operations and goodwill amortization. Corporate general and administrative expenses decreased to 2.7% of sales in the three months ended November 29, 1997 from 2.8% in the same period last year, and to 2.9% from 3.0% for the respective nine-month periods. These decreases reflect the leveraging of these expenses as the Company's sales increase. Corporate general and administrative expenses increased to $29,132,000 in the three months ended November 29, 1997 from $26,721,000 in the same period last year and to $87,912,000 from $74,241,000 for the respective nine-month periods. This increase reflects the costs associated with developing a larger corporate staff to support the expanded operations, including an expanded information systems staff, and increased amortization of goodwill resulting from purchase acquisitions since November 1996.

     Merger and Other Nonrecurring Charges. For the three-month period ended November 29, 1997, the Company recorded a net $17,804,000 in merger and other nonrecurring charges compared to a net charge of $12,366,000 for the same three-month period ended November 30, 1996. The charges in the three-month period

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONT')

ended November 29, 1997 reflect the merger transaction costs associated with the acquisition of DDI, the integration of DDI with the Company, the continued integration of the service business and certain provisions for reductions in the work force and facility closures at other locations.

     Operating Profit. Consolidated operating profit, before merger related and other nonrecurring charges, was $59,405,000, or 5.6% of net sales, for the three months ended November 29, 1997 compared to consolidated operating profit of $47,621,000, or 5.0% of net sales, for the same period last year. Consolidated operating profit, before merger related and other nonrecurring charges, was $132,323,000, or 4.3% of net sales, for the nine months ended November 29, 1997 compared to consolidated operating profit of $113,655,000, or 4.6% of net sales, for the same period last year. Consolidated operating profit, including the merger related and other nonrecurring charges of $41,601,000 for the three months ended November 29, 1997 increased 18.0% compared to operating profit of $35,255,000 for the three months ended November 30, 1996, and 13.2% for the respective nine-month periods to $114,638,000 from $101,289,000. Consolidated operating profit, including the merger related and other nonrecurring charges, as a percentage of net sales increased to 3.9% for the three months ended November 29, 1997 from 3.7% for the three months ended November 30, 1996, and decreased to 3.8% from 4.1% for the respective nine-month periods. Operating profit, before merger related and other nonrecurring charges, for the product distribution segment increased as a percentage of sales to $53,535,000, or 6.2% of product distribution net sales, in the three months ended November 29, 1997 from $36,559,000, or 4.9% of product distribution net sales, in the same period last year, and to $113,254,000, or 4.7% of product distribution net sales, from $86,756,000, or 4.5% of product distribution net sales, for the corresponding nine-month periods. The increase in operating profit as a percentage of product distribution net sales primarily reflects successful consolidations of operations which decreased expenses and improved focus on vendor support. Operating profit, before merger related and other nonrecurring charges, for the service segment decreased to $5,870,000, or 2.9% of service net revenues, in the three months ended November 29, 1997 from $11,062,000, or 5.4% of service net sales, in the same period last year, and decreased to $19,069,000 or 3.0% of service net sales, from $26,899,000, or 4.9% of service net sales, for the corresponding nine-month periods. The decrease in operating profit for the service segment reflects restructuring efforts and weak performance at several delivery locations, partially offset by some cost savings from consolidation efforts and the elimination of duplicative personnel.

     Operating profit, before merger related and other nonrecurring charges, for international operations increased to 3.5% of net international sales in the three months ended November 29, 1997 from 1.8% in the same period last year, and to 2.0% from 1.3% in the respective nine-month periods, reflecting operating profits in all countries other than the United Kingdom, which had a small operating loss. Recent consolidations in the United Kingdom have negatively impacted operating profits.

     Interest Expense. Net interest expense of $12,403,000 in the three months ended November 29, 1997 increased from $9,910,000 in the same period last year primarily due to increased debt for acquisitions and capital expenditures. For the nine-month period, net interest expense of $36,212,000 increased from $25,539,000 in the same period last year due to the Company's $325,000,000 principal amount of 4.5% convertible notes which were issued on June 24, 1996 (the "Convertible Notes").

     Minority Interest. Minority interest loss of $28,000 in the three months ended November 29, 1997 compares to minority interest income of $360,000 in the same period last year, and to income of $1,014,000 from $462,000 for the respective nine-month periods. The minority interest loss for the three months ended November 29, 1997 reflects the 47.6% minority interest in the operating profits at Corporate Express Australia ("CEA"). The minority interest income for the nine months ended November 29, 1997 reflects the minority interest in CEA and the 49% minority interest in the operating losses at Corporate Express United Kingdom ("CEUK") through June 30, 1997. On July 1, 1997, the Company acquired the remaining 49% interest in CEUK.

     Extraordinary Item. In connection with the DDI merger, the Company repurchased approximately $54,068,000 of the $60,500,000 of DDI's
13.5% notes at a premium. The $7,108,000 after tax loss on this transaction includes an estimated tax benefit of $4,738,000 and a pre-tax loss on the repurchase of $11,846,000.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONT')

     Net Income. Net income, before merger and other nonrecurring charges and extraordinary item, increased $5,813,000, or 26.3% to $27,888,000 from $22,075,000 for the three-month periods ended November 29, 1997 and November 30, 1996, respectively, and increased $5,537,000, or 10.7%, to $57,448,000 from
$51,911,000 for the respective nine-month periods. Including the merger and other nonrecurring charges and extraordinary item, net income was $7,709,000 and $11,347,000 for the three-month periods ended November 29, 1997 and November 30, 1996, respectively, and was $37,255,000 and $41,129,000 for the respective nine-month periods. Net income reflects a decrease in the effective tax rate to 49.2% for the three months ended November 29, 1997 from 56.7% for the three months ended November 30, 1996 and to 44.7% for the nine months ended November 29, 1997 from 46.2% for the nine months ended November 30, 1996.

     Other. Goodwill at November 29, 1997 of $708,296,000 increased from $681,804,000 at March 1, 1997, reflecting net additions from acquisitions offset by current year amortization.

     Accrued purchase costs at November 29, 1997 of $9,843,000 decreased by $3,045,000 from the March 1, 1997 balance of $12,888,000. This decrease reflects acquisition additions of $4,493,000, usage of $7,275,000 and reversals to goodwill of $263,000. The remaining balance primarily represents the current estimate for costs to be incurred in conjunction with planned consolidation projects in Canada, the United Kingdom, Italy, Germany, and certain domestic locations. (See Note 3 to the Consolidated Financial Statements.)

     The accrued merger and related costs balance at November 29, 1997 of $25,435,000 increased by $6,951,000 from the March 1, 1997 balance of $18,484,000, reflecting the fiscal 1997 net merger charge of $15,819,000 and usage of $8,868,000. (See Note 3 to the Consolidated Financial Statements.)


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

     Effective December 15, 1997 the Senior Credit Facility, which was previously expanded on September 10, 1997 to increase the borrowing capacity from $350,000,000 to $500,000,000 and increase the cost of borrowings to LIBOR plus .75%, was amended to permit the Company's subsidiaries to guarantee up to $500,000,000 of additional debt and permit the repayment of the Company's 9 1/8% Senior Subordinated Notes due 2004. The Senior Credit Facility was previously amended and restated on November 26, 1996 to increase the borrowing capacity from $90,000,000 to $350,000,000, extend the facility termination date to March 31, 2000, release the assets of the Company (the previous facility was secured by substantially all of the assets, including accounts receivable and inventory of the Company and its United States subsidiaries), and to make certain other changes.

     Recently, subsequent to the end of the third quarter, the Company entered into a hedging transaction with First Chicago Corporation with respect to $300,000,000 of treasury notes in anticipation of a potential private debt financing.

     During the nine months ended November 29, 1997, the Company invested $30,391,000 net cash and approximately 3,147,614 shares of common stock in its acquisition program. Total liabilities assumed in

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONT')

connection with these acquisitions were $39,280,000. In addition, the Company made payments of approximately $7,147,000 and issued approximately 61,932 shares of common stock related to acquisitions completed in prior fiscal years.

     During the nine months ended November 29, 1997, the Company had capital expenditures of $69,029,000 for computer systems and software, warehouse reconfigurations, telecommunications equipment, delivery vehicles, leasehold improvements and investments in facilities. The Company continues to invest in the development of its proprietary computer software and the upgrade of its computer systems.

     Significant uses of cash in the nine months ended November 29, 1997 were as follows: capital expenditures of $69,029,000, cash paid for acquisitions of $37,538,000, and net debt repayments of $36,287,000, retirement of DDI bonds of $62,379,000, partially offset by cash provided by net borrowings on lines of credit of $113,205,000, operating activities of $21,706,000, proceeds from the sale of assets of $20,232,000, issuance of common stock of $7,533,000, issuance of subsidiary common stock of $2,434,000, and net other activities of $8,252,000.

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

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              11.1 Computation of Earnings Per Share

              27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

              Form 8-K filed on September 17, 1997

              Form 8-K filed on November 14, 1997

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CORPORATE EXPRESS, INC.



                            By:   /s/ Sam R. Leno
                                 --------------------------------
                                 Sam R. Leno
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer and
Date:  January 13, 1998          Duly Authorized Officer)