Form 10-Q/A
period 1997-11-29
CORPORATE EXPRESS INC
filed 1998-04-03
CIK 878130

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 29, 1997

                                       OR

             ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO _______

                        Commission File No.  0-24642
                                            ----------


                            CORPORATE EXPRESS, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)


                     Colorado                            84-0978360
          -------------------------------              --------------
            (State of incorporation or                 (I.R.S. Employer
                   organization)                     Identification No.)


               1 Environmental Way
               Broomfield, Colorado                         80021
          -------------------------------              --------------
      (Address of principal executive offices)            (Zip Code)


      Registrant's telephone number, including area code:  (303) 664-2000


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


     The number of shares of the registrant's common stock, par value $.0002 per share, outstanding as of March 27, 1998 was 142,814,657.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            CORPORATE EXPRESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

ASSETS

                                                          November 29,         March 1,
                                                              1997               1997
                                                         ---------------    ---------------
                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                                 $    33,779        $    54,499
  Trade accounts receivable, net of allowance
    of $15,353 and $13,004, respectively                        619,268            494,199
  Notes and other receivables                                    71,884             55,530
  Inventories                                                   242,414            187,558
  Deferred income taxes                                          30,919             29,076
  Other current assets                                           43,122             28,548
                                                         ---------------    ---------------
          Total current assets                                1,041,386            849,410

Property and equipment:
  Land                                                           17,575             14,105
  Buildings and leasehold improvements                          125,733            106,824
  Furniture and equipment                                       323,700            249,693
                                                         ---------------    ---------------
                                                                467,008            370,622
  Less accumulated depreciation                                (128,819)          (106,891)
                                                         ---------------    ---------------
                                                                338,189            263,731

Goodwill, net of $50,773 and $36,471 of accumulated
  amortization, respectively                                    838,734            671,967
Other assets, net                                                71,346             58,869
                                                         ---------------    ---------------

          Total assets                                      $ 2,289,655        $ 1,843,977
                                                         ===============    ===============


The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                                (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            November 29,            March 1,
                                                                1997                  1997
                                                           ---------------       ---------------
                                                                       (Unaudited)
Current liabilities:
  Accounts payable                                            $   346,729           $   297,119
  Accrued payroll and benefits                                     59,119                45,512
  Accrued purchase costs                                           10,928                12,888
  Accrued merger and related costs                                 22,462                18,484
  Other accrued liabilities                                        63,578                52,012
  Current portion of long-term debt and capital leases             26,583                29,742
                                                           ---------------       ---------------
     Total current liabilities                                    529,399               455,757

Capital lease obligations                                          11,059                11,545
Long-term debt                                                    745,709               621,705
Deferred income taxes                                              43,856                26,819
Minority interest in subsidiaries                                  20,955                22,015
Other non-current liabilities                                      15,423                12,529
                                                           ---------------       ---------------
     Total liabilities                                          1,366,401             1,150,370

Contingencies (Note 7)

Shareholders' equity:
  Preferred stock, $.0001 par value, 25,000,000 shares
    authorized, none issued or outstanding                              -                     -
  Common stock, $.0002 par value, 300,000,000 shares
    authorized, 141,500,194 and 126,171,467 shares
    issued and outstanding, respectively                               28                    25
  Common stock, non-voting, $.0002 par value, 3,000,000
    shares authorized, none issued or outstanding                       -                     -
  Additional paid-in capital                                      842,307               646,536
  Retained earnings                                                87,220                48,222
  Foreign currency translation adjustments                         (6,301)               (1,176)
                                                           ---------------       ---------------
     Total shareholders' equity                                   923,254               693,607
                                                           ---------------       ---------------

          Total liabilities and shareholders' equity          $ 2,289,655           $ 1,843,977
                                                           ===============       ===============

The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                         Three Months Ended                Nine Months Ended
                                                  --------------------------------- ---------------------------------
                                                   November 29,     November 30,     November 29,      November 30,
                                                       1997             1996             1997              1996
                                                  ---------------  ---------------- ----------------  ---------------
                                                            (Unaudited)                       (Unaudited)
Net sales                                           $    996,160     $     889,566    $   2,851,133     $  2,295,442
Cost of sales                                            754,225           672,363        2,172,740        1,731,096
                                                  ---------------  ---------------- ----------------  ---------------
   Gross profit                                          241,935           217,203          678,393          564,346
Warehouse operating and selling expenses                 161,878           150,546          482,781          399,830
Corporate general and administrative expenses             27,695            24,931           83,300           69,056
Merger and other nonrecurring charges                     15,009            12,368           14,890           12,371
                                                  ---------------  ---------------- ----------------  ---------------
   Operating profit                                       37,353            29,358           97,422           83,089
Interest expense, net                                      9,998             7,493           29,192           18,156
                                                  ---------------  ---------------- ----------------  ---------------
   Income before income taxes                             27,355            21,865           68,230           64,933
Income tax expense                                        12,804            12,935           30,138           30,606
                                                  ---------------  ---------------- ----------------  ---------------
   Income before minority interest                        14,551             8,930           38,092           34,327
Minority interest loss (income)                               28              (360)          (1,014)            (462)
                                                  ---------------  ---------------- ----------------  ---------------
   Net income                                       $     14,523     $       9,290    $      39,106     $     34,789
                                                  ===============  ================ ================  ===============

Pro forma net income                                $     14,523     $       8,918    $      39,106     $     33,760
                                                  ===============  ================ ================  ===============

Pro forma net income per common share               $       0.10     $        0.07    $        0.29     $       0.26
                                                  ===============  ================ ================  ===============

Weighted average common shares outstanding               139,999           131,283          135,932          129,387
                                                  ===============  ================ ================  ===============

The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                       Nine Months Ended
                                                              ------------------------------------
                                                               November 29,         November 30,
                                                                   1997                 1996
                                                              ----------------     ---------------
                                                                          (Unaudited)
Cash flows from operating activities:
  Net income                                                  $        39,106      $       34,789
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                     31,737              21,595
      Amortization                                                     16,832              12,891
      (Gain) loss on sale of assets                                       787
      Non-cash portion of merger and restructuring charge               2,197               2,384
      Adjustment to conform fiscal years                                    -                 204
      Minority interest                                                (1,014)               (462)
      Other                                                             2,342              (1,503)
  Changes in assets and liabilities, excluding acquisitions:
      (Increase) decrease in accounts receivable                      (94,778)            (58,915)
      (Increase) decrease in inventory                                (18,408)             (6,228)
      (Increase) decrease in other current assets                      (7,048)             (6,570)
      (Increase) decrease in other assets                               6,258               2,667
      Increase (decrease) in accounts payable                          29,616              20,407
      Increase (decrease) in accrued liabilities                        6,069              11,948
                                                              ----------------     ---------------
Net cash provided by operating activities                              13,696              33,207
                                                              ----------------     ---------------

Cash flows from investing activities:
  Proceeds from sale of assets                                         20,200               1,829
  Capital expenditures                                                (64,125)            (88,092)
  Payment for acquisitions, net of cash acquired                      (21,693)           (227,026)
  Investment in marketable securities                                 (10,902)            (18,273)
  Other                                                                 2,670              (8,730)
                                                              ----------------     ---------------
Net cash used in investing activities                                 (73,850)           (340,292)
                                                              ----------------     ---------------

Cash flows from financing activities:
  Issuance of  common stock                                             7,513               9,096
  Issuance of subsidiary common stock                                   2,434                   -
  Debt issuance costs                                                    (704)             (8,428)
  Proceeds from long-term borrowings                                    8,324             344,834
  Repayments of long-term borrowings                                  (29,082)            (15,059)
  Proceeds from short-term borrowings                                   9,267               1,840
  Repayments of short-term borrowings                                  (6,247)            (22,537)
  Net  proceeds from line of credit                                   110,558               5,913
  Cash paid to retire bonds                                           (62,178)                  -
  Other                                                                   (14)             (4,666)
                                                              ----------------     ---------------
Net cash  provided by financing activities                             39,871             310,993
Net cash used in discontinued operations                                  (10)               (177)
Effect of foreign currency exchange rate changes on cash                 (427)                232
                                                              ----------------     ---------------
(Decrease) increase in cash and cash equivalents                      (20,720)              3,963
Cash and cash equivalents, beginning of period                         54,499              29,813
                                                              ----------------     ---------------
Cash and cash equivalents, end of period                      $        33,779      $       33,776
                                                              ================     ===============

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

     During the nine months ended November 29, 1997, the Company invested $14,546,000 in net cash and 13,887,842 shares of common stock in its acquisition program. During the nine months ended November 30, 1996, the Company invested $219,917,000 in net cash and approximately 2,421,000 shares of common stock for acquisitions. In conjunction with these acquisitions, liabilities were assumed as follows:

                                                     Nine Months Ended
                                              ---------------------------------
                                              November 29,      November 30,
                                                  1997              1996
                                              -------------  ------------------
                                                       (In thousands)
                                                         (Unaudited)

Fair value of assets and goodwill acquired       $ 340,964           $ 541,469
Cash paid, net of cash acquired                    (14,546)           (219,917)
Issuance of notes payable                               --              (4,325)
Issuance of stock                                 (176,257)            (75,620)
Purchase price payable, included
   in current liabilities                           (3,361)             (4,724)
                                                 ---------           ---------
Liabilities assumed                              $ 146,800           $ 236,883
                                                 =========           =========

     In addition to the amounts set forth above, during the nine months ended November 29, 1997, the Company paid $7,147,000 and issued approximately 61,932 shares of common stock for prior period acquisitions, and acquired the remaining 49% interest in Corporate Express United Kingdom for shares of common stock of the Company. During the nine months ended November 30, 1996, the Company paid $4,820,000 for prior period acquisitions, $2,289,000 to dissenting shareholders of a pooled company, purchased a warehouse facility for 135,000 shares of common stock and issued 71,471 shares of common stock to retire convertible debt of $1,449,400 previously issued by one of the Company's acquired subsidiaries.



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

  New Accounting Standards:

  In the fourth quarter of fiscal 1997, the Company will adopt SFAS No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share found in APB Opinion No. 15, "Earnings per Share" and makes them comparable to international earnings per share standards. Had SFAS No. 128 been effective during the nine months ended November 29, 1997 and November 30, 1996, (i) "Basic earnings per share" under SFAS No. 128 would have been $.30 and $.28, respectively, and (ii) "Dilutive earnings per share" under SFAS No. 128 would have been $.29 and $.26, respectively. Had SFAS No. 128 been effective during the three months ended November 29, 1997 and November 30, 1996, (i) "Basic earnings per share" under SFAS No. 128 would have been $.11 and $.07, respectively, and (ii) "Dilutive earnings per share" under SFAS No. 128 would have been $.10 and $.07, respectively.

                            CORPORATE EXPRESS, INC.

                       NOTES TO CONSOLIDATED STATEMENTS

2.  Changes in Reported Amounts

  The Company has revised its previously issued financial statements for the three and nine-month periods ended November 29, 1997 and November 30, 1996 to reclassify the Data Documents Incorporated ("DDI") acquisition from a pooling of interests transaction to a purchase acquisition. Subsequent to the merger with DDI, the Company announced its intention to repurchase up to 35,000,000 shares of its common stock and, in accordance with current accounting practices, such announcement precludes the Company from recording the DDI merger as a pooling of interests transaction. The following table summarizes the changes to the previously reported amounts.

                                                   Three Months Ended            Nine Months Ended
                                               ---------------------------  ---------------------------
                                               November 29,   November 30,  November 29,   November 30,
                                                   1997           1996          1997           1996
                                               -------------  ------------  -------------  ------------
     Income before income taxes, minority
       interest, and extraordinary item:
          As previously reported                 $   29,198     $   25,345      $ 78,426       $ 75,750
          As revised                                 27,355         21,865        68,225         64,936

     Extraordinary item:
          As previously reported                     (7,108)            --        (7,108)            --
          As revised                                     --             --            --             --

     Pro forma net income:
          As previously reported                      7,709         10,974        37,255         40,100
          As revised                                 14,523          8,918        39,106         33,760

     Pro forma net income per common share:
          Continuing operations:
             As previously reported                    0.10           0.08          0.30           0.29
             As revised                                0.10           0.07          0.29           0.26
          Extraordinary item:
             As previously reported                   (0.05)            --         (0.05)            --
             As revised                                  --             --            --             --
          Net income:
             As previously reported                    0.05           0.08          0.25           0.29
             As revised                          $     0.10     $     0.07      $   0.29       $   0.26

     Weighted average common shares:
          As previously reported                    150,636        142,235       146,789        140,321
          As revised                                139,999        131,283       135,932        129,387


                                               November 29,     March 1,
                                                   1997           1997
                                               -------------  ------------
     Total Assets
       As previously reported                     2,151,053      1,973,258
       As revised                                 2,289,655      1,843,977
     Total Equity
       As previously reported                       788,958        727,150
       As revised                                   923,254        693,607

                            CORPORATE EXPRESS, INC.

                       NOTES TO CONSOLIDATED STATEMENTS

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

  The following table sets forth activity in the Company's accrued purchase costs liability account for the nine months ended November 29, 1997:

                                                                                  Disposition
                                             Facility     Redundant                of Assets
                                 Total      Exit Costs   Facilities   Severance     & Other
                              ------------  -----------  -----------  ----------  ------------
                                                     (In thousands)
Balance, March 1, 1997            $12,888      $ 1,845      $ 3,269     $ 6,149    $1,625
Additions/Adjustments               5,578          724        1,349       3,494        11
Payments                           (7,275)      (1,525)      (1,065)     (4,420)     (265)
Reversals to goodwill                (263)          --          (72)       (166)      (25)
                                  -------      -------      -------     -------    ------
Balance, November 29, 1997        $10,928      $ 1,044      $ 3,481     $ 5,057    $1,346
                                  =======      =======      =======     =======    ======

4.  Merger and Other Nonrecurring Charges

  During the third quarter of fiscal 1997, the Company recorded a net merger and other nonrecurring charge of $15,009,000. This net charge is comprised of $18,073,000 in merger and other nonrecurring charges in connection with the Company's acquisition of DDI, the continued integration of delivery and certain provisions for reductions in force and facility closures at other locations, offset by $3,064,000 in revisions to the merger and other nonrecurring charges established in previous periods to reflect the final transaction and exit costs incurred. These revisions reflect the finalization of contract buyouts and delays in closing certain facilities and disposition of related assets. The current quarter charge includes the closure of 34 facilities and the reduction of approximately 720 employees.

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

  During the fourth quarter of fiscal 1995, the Company recorded a merger and other nonrecurring charge primarily in conjunction with the U.S. Delivery Systems, Inc. ("Delivery") and Richard Young Journal, Inc. acquisitions. This liability was adjusted in fiscal 1996 to reflect the actual merger transaction costs incurred and revised plans primarily as a result of the integration of UT
with Delivery.   The Company expected to complete this plan within two years;
however, due to the acquisition of UT in the third quarter of fiscal 1996, the revised exit plan is expected to be completed by the end of the first quarter of fiscal 1998. The following table summarizes the merger and other nonrecurring charges and sets forth their usage for the nine months ended November 29, 1997:

                            CORPORATE EXPRESS, INC.

                       NOTES TO CONSOLIDATED STATEMENTS


                                               Balance    FY 97       Cash     Non-Cash    Balance
                                                3/1/97  Net Charge  Payments   Usage       11/29/97
                                               -------  ----------  --------   --------   ---------
                                                                    (In thousands)
  Merger transaction costs (1)                 $ 4,082     $ 4,485   $(3,444)             $   5,123
  Severance and terminations (2)                 7,665       7,745    (3,732)                11,678
  Facility closure and consolidation (3)         6,737         463    (1,539)                 5,661
                                               -------     -------   -------              ---------
  Accrued merger and related costs, balance     18,484      12,693    (8,715)                22,462
  Other asset write-downs and costs (4)          4,152       2,197        --    $(1,955)      4,394
                                               -------     -------   -------    -------   ---------
     Total                                     $22,636     $14,890   $(8,715)   $(1,955)  $  26,856
                                               =======     =======   =======    =======   =========

(1) Merger transaction costs are the direct costs from the pooling transactions and those direct costs incurred by DDI, and include legal, accounting, investment banking, printing, contract buy-outs and other related costs. Remaining merger transactions costs for the fiscal 1996 charge are primarily for the UT acquisition and include contract buy-outs for certain employees which are expected to be resolved by the end of fiscal 1997.
(2) Severance and employee termination costs are related to the elimination of duplicate management positions, facility closures and consolidations, and centralization of certain shared services. Of the 1,717 employees currently planned to be terminated, 392 have been terminated as of November 29, 1997. The Company expects to complete the facility closures and related terminations for the fiscal 1995 charge, which totals $1,839,000, by the end of the first quarter in fiscal 1998 and the fiscal 1996 charge, which totals $2,879,000, by the end of fiscal 1998. The centralization of certain shared services began in the second quarter of fiscal 1997 and will continue through fiscal 1998. The Company expects to complete the facility closures and related terminations for the fiscal year 1997 charge, which totals $6,960,000, by the end of fiscal 1998.
(3) Facility closure and consolidation costs are the estimated costs to close redundant facilities, lease costs and other costs associated with closed facilities. One hundred thirty four of the 215 facilities currently planned to be closed or consolidated have been closed or consolidated. The remaining facilities in the fiscal 1995 charge are expected to be closed by the end of the first quarter in fiscal 1998, the remaining facilities in the fiscal 1996 charge are expected to be closed by the end of fiscal 1998, and the facilities identified in the 1997 charge are expected to be closed by the end of fiscal 1998.
(4) Other asset write-downs and costs are recorded as contra assets, and include the loss on sale of assets and leasehold improvements and equipment being abandoned or written off as a result of the exit plans. The remaining balance primarily represents assets that will be disposed of in conjunction with facility closures, which are expected to be completed by the end of fiscal 1998.


5.  Pro Forma Acquisition Results

  Effective November 26, 1997, the Company issued approximately 10,740,000 shares of common stock in exchange for all of the outstanding stock of DDI, a provider of forms management services and systems, custom business forms and pressure-sensitive labels for large corporate customers. This acquisition was originally accounted for as a pooling of interest transaction. Subsequent to completing this merger, the Company announced its intention to repurchase up to 35,000,000 shares of its common stock and in accordance with current accounting practices, this announcement precluded the Company from accounting for the DDI acquisition as a pooling of interests transaction. This amended Form 10-Q reflects the DDI acquisition as a purchase transaction; accordingly, the excess of the purchase price over the fair market value of the net tangible assets acquired was allocated to goodwill and is amortized over 40 years.

  On May 15, 1996, the Company acquired all of the outstanding capital stock of ASAP Software Express, Inc. ("ASAP"), a leading distributor of software to large corporations, for a purchase price of approximately $98,000,000. In addition, the Company purchased all of the outstanding capital stock of Boulevard Produits De Bureau, Inc. ("Boulevard"), a seller of office supplies, furniture and equipment, for a net cash purchase price of

                            CORPORATE EXPRESS, INC.

                       NOTES TO CONSOLIDATED STATEMENTS

$16,102,000. The Company also repaid $9,498,000 of Boulevard promissory notes with cash of $731,900 and 356,832 shares of the Company's common stock. The excess of the purchase price over the fair market value of the net tangible assets acquired in both acquisitions was allocated to goodwill and is being amortized over 40 years.

  The operating results of DDI, ASAP and Boulevard are included in the Company's consolidated statement of operations from the effective date of each acquisition. The following pro forma financial information assumes the DDI, ASAP and Boulevard acquisitions occurred at the beginning of the nine-month period ended November 30, 1996. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transactions occurred at the beginning of the period, or of results which may occur in the future. The pro forma results listed below are unaudited and reflect purchase price adjustments.

                                        Nine months Ended
                             ----------------------------------------
                              November 29, 1997    November 30, 1996
                             -------------------  -------------------
                             (In thousands, except per share amounts)

     Net sales                        $3,048,124           $2,532,520
     Net income                           46,648               38,647
     Net income per share                   0.32                 0.28


6.   Pro Forma Net Income:

  The pro forma net income and pro forma net income per share reflect the tax adjustment for a fiscal 1996 acquisition accounted for as a pooling of interests that was previously an S corporation for income tax purposes, as if the acquired company had filed a C corporation tax return for all periods presented. The effect is as follows:

                                                  Three Months Ended  Nine Months Ended
                                                  November 30, 1996   November 30, 1996
                                                  ------------------  -----------------
  Net income before pro forma adjustments, per
   consolidated statements of operations                      $9,290            $34,789
  Pro forma provision for income taxes                           372              1,029
                                                              ------            -------
   Pro forma net income                                        $8,918            $33,760
                                                              ======            =======

7.   Contingencies

  In the normal course of business, the Company is subject to certain legal proceedings. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the Company's financial position or operating results.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net Sales. Consolidated net sales increased 12.0% to $996,160,000 in the three months ended November 29, 1997 from $889,566,000 in the same period last year and 24.2% to $2,851,133,000 from $2,295,442,000 for the respective nine-
month periods. Net sales for the Company's product distribution business increased 15.5% to $791,383,000 in the three months ended November 29, 1997 from $685,446,000 in the same period last year, while net sales in the service business were $204,777,000 approximately even with the $204,120,000 reported in the same period last year. Net sales for the Company's product distribution business increased 27.5% to $2,225,870,000 in the nine months ended November 29, 1997 from $1,745,921,000 in the same period last year, while net sales in the service business increased 13.8% to $625,263,000 from $549,521,000 for the respective nine-month periods. These increases were primarily attributable to internal growth reflecting increased market penetration in domestic product distribution and acquisitions completed since November 30, 1996. This growth was partially offset by the discontinuance of some non-strategic distribution channels, the elimination of low margin customers, and the effect of consolidating or closing facilities.

     International operations accounted for 19.2% of consolidated net sales, or $191,676,000, in the three months ended November 29, 1997 and 19.4% of consolidated net sales, or $172,236,000, in the same period last year and 18.7% of consolidated net sales, or $532,406,000, for the nine months ended November 29, 1997 compared to 17.0% of consolidated net sales, or $390,632,000, for the same period last year. The Company has expanded its international operations since November 30, 1996 by expanding into Italy and Ireland.

     Gross Profit. Cost of sales includes merchandise, occupancy and delivery costs. Gross profit as a percentage of sales was 24.3% for the three months ended November 29, 1997 and 24.4% for the same period last year compared to 23.8% and 24.6% for the respective nine-month periods. The decrease in the gross profit percentage is primarily attributable to the service business, which has experienced reduced gross profit margins as a result of consolidation costs, increases in driver and vehicle related costs, and pricing. Also affecting gross profit were lower international gross margins primarily as a result of increased competitive pressures, offset by increased vendor rebates reflecting improved programs due to the integration of acquisitions to common vendors.

     Warehouse Operating and Selling Expenses. Warehouse operating and selling expenses as a percentage of sales decreased to 16.3% for the three months ended November 29, 1997 from 16.9% for the same period last year and to 16.9% from 17.4% for the respective nine-month periods. The improvement in operating expenses as a percentage of sales primarily reflects the recent consolidation cost savings and elimination of duplicative administrative functions in the service and international segments. Warehouse operating and selling expenses increased to $161,878,000 in the three months ended November 29, 1997 from $150,546,000 in the same period last year and to $482,781,000 from $399,830,000 for the respective nine-month periods. This dollar increase is primarily attributable to the net sales increase in the periods.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses include central expenses incurred to provide corporate oversight and support for regional operations and goodwill amortization. Corporate general and administrative expenses were 2.8% of sales in the three months ended November 29, 1997 and in the same period last year, and improved to 2.9% from 3.0% for the respective nine-month periods. Corporate general and administrative expenses increased to $27,695,000 in the three months ended November 29, 1997 from $24,931,000 in the same period last year and to $83,300,000 from $69,056,000 for the respective nine-month periods. This increase reflects the costs associated with developing a larger corporate staff to support the expanded operations, including an expanded information systems staff, and increased amortization of goodwill resulting from purchase acquisitions since November 1996.

     Merger and Other Nonrecurring Charges. For the three-month period ended November 29, 1997, the Company recorded a net $15,009,000 in merger and other nonrecurring charges compared to a net charge of $12,368,000 for the same three-month period ended November 30, 1996. The charges in the three-month period ended November 29, 1997 include the transaction costs incurred by DDI, the continued integration of the service business and certain provisions for reductions in the work force and facility closures at other locations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     Operating Profit. Consolidated operating profit, before merger related and other nonrecurring charges, was $52,362,000, or 5.3% of net sales, for the three months ended November 29, 1997 compared to consolidated operating profit of $41,726,000, or 4.7% of net sales, for the same period last year. Consolidated operating profit, before merger related and other nonrecurring charges, was $112,307,000, or 3.9% of net sales, for the nine months ended November 29, 1997 compared to consolidated operating profit of $95,460,000, or 4.2% of net sales, for the same period last year. Consolidated operating profit, including the merger related and other nonrecurring charges, of $37,353,000 for the three months ended November 29, 1997 increased 27.2% compared to operating profit of $29,358,000 for the three months ended November 30, 1996, and 17.2% for the respective nine-month periods to $97,417,000 from $83,092,000. Consolidated operating profit, including the merger related and other nonrecurring charges, as a percentage of net sales increased to 3.7% for the three months ended November 29, 1997 from 3.3% for the three months ended November 30, 1996, and decreased to 3.4% from 3.6% for the respective nine-month periods. Operating profit, before merger related and other nonrecurring charges, for the product distribution segment increased as a percentage of sales to $46,492,000, or 5.9% of product distribution net sales, in the three months ended November 29, 1997 from $30,664,000, or 4.5% of product distribution net sales, in the same period last year, and to $93,238,000, or 4.2% of product distribution net sales, from $68,561,000, or 3.9% of product distribution net sales, for the corresponding nine-month periods. The increase in operating profit as a percentage of product distribution net sales primarily reflects successful consolidations of operations which decreased expenses and improved focus on vendor support. Operating profit, before merger related and other nonrecurring charges, for the service segment decreased to $5,870,000, or 2.9% of service net revenues, in the three months ended November 29, 1997 from $11,062,000, or 5.4% of service net sales, in the same period last year, and decreased to $19,069,000 or 3.0% of service net sales, from $26,899,000, or 4.9% of service net sales, for the corresponding nine-month periods. The decrease in operating profit for the service segment reflects restructuring efforts and weak performance at several delivery locations, partially offset by some cost savings from consolidation efforts and the elimination of duplicative personnel.

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

     Interest Expense. Net interest expense of $9,998,000 in the three months ended November 29, 1997 increased from $7,493,000 in the same period last year primarily due to increased debt for acquisitions and capital expenditures. For the nine-month period, net interest expense of $29,192,000 increased from $18,156,000 in the same period last year due to the Company's $325,000,000 principal amount of 4.5% convertible notes which were issued on June 24, 1996 (the "Convertible Notes").

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

     Net Income. Net income, before merger and other nonrecurring charges, increased $5,315,000, or 26.5% to $25,335,000 from $20,020,000 for the three-
month periods ended November 29, 1997 and November 30, 1996, respectively, and increased $4,280,000, or 9.4%, to $49,799,000 from $45,519,000 for the respective nine-month periods. Including the merger and other nonrecurring charges, net income was $14,523,000 and $9,290,000 for the three-month periods ended November 29, 1997 and November 30, 1996, respectively, and was $39,106,000 and $34,789,000 for the respective nine-month periods. Net income reflects a decrease in the effective tax rate to 46.8% for the three months ended November 29, 1997 from 59.2% for the three months ended November 30, 1996 and to 44.2% for the nine months ended November 29, 1997 from 47.1% for the nine months ended November 30, 1996.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     Other. Goodwill at November 29, 1997 of $838,734,000 increased from $671,967,000 at March 1, 1997, reflecting net additions from acquisitions, primarily DDI, offset by current year amortization.

     Accrued purchase costs at November 29, 1997 of $10,928,000 decreased by $1,960,000 from the March 1, 1997 balance of $12,888,000. This decrease reflects acquisition additions of $5,578,000, usage of $7,275,000 and reversals to goodwill of $263,000. The remaining balance primarily represents the current estimate for costs to be incurred in conjunction with planned consolidation projects in Canada, the United Kingdom, Italy, Germany, and certain domestic locations. (See Note 3 to the Consolidated Financial Statements.)

     The accrued merger and related costs balance at November 29, 1997 of $22,462,000 increased by $3,978,000 from the March 1, 1997 balance of $18,484,000, reflecting the fiscal 1997 net merger charge of $12,693,000 and usage of $8,715,000. (See Note 4 to the Consolidated Financial Statements.)


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

     Subsequent to November 29, 1997, the Company entered into an interest rate hedging transaction with respect to $300,000,000 of treasury notes in anticipation of a potential private debt financing. The Company expects to complete the debt financing in the second fiscal quarter of 1998.

     During the nine months ended November 29, 1997, the Company invested $14,546,000 net cash and approximately 13,887,842 shares of common stock in its acquisition program. Total liabilities assumed in connection with these acquisitions were $146,800,000. In addition, the Company made payments of approximately $7,147,000 and issued approximately 61,932 shares of common stock related to acquisitions completed in prior fiscal years.

     During the nine months ended November 29, 1997, the Company had capital expenditures of $64,125,000 for computer systems and software, warehouse reconfigurations, telecommunications equipment, delivery vehicles, leasehold improvements and investments in facilities. The Company continues to invest in the development of its proprietary computer software and the upgrade of its computer systems.

     Significant uses of cash in the nine months ended November 29, 1997 were as follows: capital expenditures of $64,125,000, cash paid for acquisitions of $21,693,000, and net debt repayments of $17,738,000, retirement of DDI bonds of $62,178,000, and net other uses of $9,386,000, partially offset by cash provided by

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

net borrowings on lines of credit of $110,558,000, operating activities of $13,696,000, proceeds from the sale of assets of $20,200,000, issuance of common stock of $7,513,000, and issuance of subsidiary common stock of $2,434,000.

     On February 5, 1998 the Company announced that it will commence a Dutch Auction issuer tender offer to purchase for cash up to 35,000,000 shares of its issued and outstanding common stock, par value $.0002 per share. The terms of the tender offer invite the Company's shareholders to tender up to 35,000,000 shares of the Company's common stock to the Company at prices not greater than $11.50 nor less than $10.00 per share, as specified by the tendering shareholders. The Company will, subject to the terms and conditions of the offer, determine the lowest single per share price (not greater than $11.50 nor less than $10.00 per share) net to the seller in cash that will allow it to purchase 35,000,000 shares pursuant to the offer. Such lowest single per share price will be the purchase price the Company will pay for all shares validly tendered at prices at or below such purchase price and not withdrawn, subject to the terms and conditions of the offer. Shares tendered at prices in excess of the purchase price and shares not purchased because of proration will be returned at the Company's expense. The Company will fund the purchase of such shares and the payment of related fees and expenses through a new $1.0 billion senior secured bank credit facility. The borrowings under the new credit facility will be used to repay and terminate its existing bank credit facility and for general corporate and working capital requirements. The new credit facility will consist of a $250 million seven-year senior secured term loan facility and a $750 million five-year senior secured revolving credit facility. The Company plans to refinance a portion of the borrowings with proceeds from the sale of debt securities in the near future.

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

PART II - OTHER INFORMATION

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

                                CORPORATE EXPRESS, INC.

                                By:  /s/ Sam R. Leno
                                    ----------------------
                                    Sam R. Leno
                                    Executive Vice President and Chief Financial
                                    Officer
Date: April 3, 1998                 (Principal Financial Officer and Duly
                                    Authorized Officer)