Form 10-K
period 1998-01-31
CORPORATE EXPRESS INC
filed 1998-05-01
CIK 878130

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

          [   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended ____
                                     OR
        [ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the transition period from March 2, 1997 to January 31, 1998

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant at April 23, 1998 was $1,039,452,708.

    The number of shares outstanding of the registrant's Common Stock as of April 23, 1998 was 107,932,725.

                      Documents Incorporated by Reference

Portions of the following documents are incorporated by reference:

Part III - The Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the fiscal year.

                            Corporate Express, Inc.
                          Annual Report on Form 10-K
       For the transition period from March 2, 1997 to January 31, 1998
                               Table of Contents

Item                                                                   Page
Number                                                                Number
------                                                                ------

                                    PART I

1.  Business.............................................................1

2.  Properties...........................................................8

3.  Legal Proceedings....................................................8

4.  Submission of Matters to a Vote of Security Holders..................8

                                     PART II

5.  Market for Registrant's Common Equity and Related Stockholder
    Matters..............................................................9

6.  Selected Consolidated Financial Data.................................9

7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations...............................................11

7A. Quantitative and Qualitative Disclosure About Market Risk...........11

8.  Financial Statements and Supplementary Data.........................19

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure................................................49

                                   PART III

10. Directors and Executive Officers of the Registrant..................49

11. Executive  Compensation.............................................49

12. Security Ownership of Certain Beneficial Owners and Management......49

13. Certain Relationships and Related Transactions......................49

                                    PART IV

14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K...49

15. Signatures..........................................................53

                                    PART I
                                    ------

ITEM 1.   BUSINESS

OVERVIEW

     Corporate Express, Inc. ("Corporate Express" or the "Company") is a leading global provider of essential goods and services to corporations and organizations which value innovative procurement solutions. Since 1991, the Company has grown internally and through acquisitions from a regional operation in Colorado to a global enterprise with locations throughout the United States and various international markets.

     The Company believes it has developed a substantially different model of non-store retailing, defining itself as a "Corporate Supplier" capable of providing a broad assortment of non-production goods and services to customers, while reducing their total procurement costs and providing them with a high level of customer service. The Company's current product and service offering includes office supplies, paper, computer and imaging supplies, computer desktop software, office furniture, janitorial and cleaning supplies, advertising specialties, custom business forms, pressure-sensitive label products, forms management services, printing, same-day local delivery services and distribution logistics management. Corporate Express markets to existing and prospective customers through a direct sales force and delivers its products and services utilizing approximately 700 world-wide locations including 92 distribution centers and a fleet of over 10,000 owned or contracted vehicles.

     The Company's target customers, which value innovative procurement solutions, are typically large corporations and organizations with over 100 employees. The Company believes that these large corporations increasingly seek to reduce the cost of procuring non-production goods and services while decreasing the time and effort spent managing functions that are not considered their core competencies. To that end, corporations seek to reduce their number of suppliers in order to eliminate the internal costs associated with multiple invoices, multiple deliveries, complex and varied ordering procedures, uneven service levels and inconsistent product availability. Many large corporations operate from multiple locations and can benefit from selecting suppliers who can service them in many of their locations nationally and internationally.


THE CORPORATE SUPPLIER STRATEGY

     The Company's Corporate Supplier strategy is designed to reduce its customers' aggregate costs (especially their internal operating costs) and effort necessary to manage the procurement of essential goods and services. The Company believes that its wide assortment of non-production goods and services, as well as its broad geographic coverage and delivery capabilities, allow the Company to effectively respond to a broad range of customer needs. The Company also believes that its customers value the high level of service the Company provides through its account relationship managers, electronic commerce solutions, same-day delivery, customized pricing, broad product assortment, customized reporting and array of product catalogs.

     The Company seeks to continually reduce its merchandise and operating costs enabling it to offer its customers competitive prices. By purchasing most of its products directly from manufacturers in large volume and limiting the number of manufacturers represented in its In-Stock Catalog and other specialty catalogs, the Company is able to obtain increasing volume discounts and allowances from its vendors. The Company believes its information systems represent a key strategic advantage differentiating the Company from its competitors while permitting it to achieve cost savings, provide unique capabilities to its customers, and centrally manage its operations. The Company expects to continue making improvements and enhancements to the capabilities of its information systems. Such investments are expected to enable the Company to continue to differentiate its product and service offerings, while increasing its operating margins.

     The Company intends to continue to grow in the future, primarily through internal growth, coupled with selective strategic acquisitions. The Company plans to increase sales to existing customers by cross-selling its expanded product and service offerings and by developing existing customers into multi-regional, national or international accounts. The Company seeks to attract new customers, including national and international accounts, through its marketing efforts and the use of its direct sales force. The Company continues to expand its product depth while it expands its geographic coverage outside the United States and its sales efforts in all geographic regions.


INDUSTRY OVERVIEW

     In many non-production goods and services business sectors, including office products and same-day local delivery, competition is fragmented and includes many small local or regional providers. The Company believes that the desire of large corporations to reduce their procurement costs by decreasing their number of suppliers to a small group of reliable and cost-effective partners will continue to cause the consolidation of many currently fragmented product segments, as well as consolidation between separate sectors where the key differentiation among suppliers will be their relative ability to fulfill customer needs, rather than their ability to supply an individual product or service.

     The Company currently operates in two main product sector categories: product distribution (which includes office products, computer supplies, forms production and management, desktop software, promotional products and cleaning and service supplies) and services (primarily same-day delivery), with the majority of its revenue and cash flow attributable to the product distribution business.


     Product Distribution

     The office products distribution industry in the U.S. is consolidating rapidly and undergoing other significant changes. As a result of consolidation, the number of independent, midsize office products contract distribution companies (those with annual sales of more than $15 million) has declined significantly. Large companies (including the Company) serving a broad range of customers have acquired many of these smaller businesses. As the office products industry continues to consolidate, the Company believes that many of the remaining smaller office products distribution companies will be unable to compete due, in part, to their inability to purchase products at favorable prices or provide all of the services customers require. The Company expects that these independent businesses will be acquired by larger companies or will close.

     The office products industry consists primarily of companies that operate in one or more of three broad sales channels: the contract distribution channel, the direct marketing channel and the retail channel. Contract distributors typically serve large and medium-sized business customers through the use of a product catalog and a direct sales organization and typically stock certain products in distribution centers and deliver such products to customers the next business day. The major contract stationers carry a significant proportion of their merchandise in-stock, relying only upon wholesaler intermediaries for inventory backup and increased product breadth, while smaller contract distributors carry a much smaller portion of their merchandise in stock. Direct marketers of office products typically target small business customers and home offices. While their procurement and order fulfillment functions are similar to contract stationers, direct marketers rely almost exclusively on catalogs and other direct marketing programs, rather than direct sales forces, to sell their products, and generally use third parties to deliver such products. Office product retailers typically serve smaller businesses, home office and individuals. Over the last decade, this retail channel has undergone significant change, primarily as the result of the emergence of office products superstores. The Company believes that every major metropolitan area in the U.S. is now served by at least one office products superstore.

     Also included in the Company's product distribution sector are desktop software, forms production and management, advertising specialties, promotional products and cleaning and service supplies. Companies in the desktop software industry provide its corporate clients with a wide array of personal computer and network software titles on a shrink-wrapped and volume license basis. Net revenue includes the sale of shrink-wrapped product and the sale of licenses for the use of software produced by major software publishers. The Company's other product distribution business lines are also large markets served by many large and small competitors.


     Services

     The services segment consists primarily of same-day delivery and logistics services along with certain call center services. The same-day delivery industry offers a variety of customized distribution services for corporate customers with time-sensitive pickup and delivery requirements. Services include regularly scheduled core replenishment deliveries, individual special orders and door-to-door courier deliveries. Through both ground and air divisions, the Company provides same day delivery fulfillment and next flight out services to its corporate clients.


PRODUCTS, SERVICES AND REGIONS OF OPERATION

     The Company provides a broad range of non-production goods and services to large corporations throughout North America as well as Europe and the Southern Pacific. The Company's product and service offerings include office products, computer supplies, forms production and management, desktop software, promotional products, cleaning and service supplies and services (primarily same-day delivery). Name brands offered by the Company include 3M, Microsoft and Hewlett-Packard, as well as the Company's own "EXP" private label. The approximate percentages of the Company's net sales by product and service category and by geographical segments are as follows:

                                           Fiscal Year
                                  -----------------------------
                                  1997    1996    1995    1994
                                  -----   -----   -----   -----
    Industry segments:
    Product distribution (1)        79%     76%     82%     81%
    Delivery services               21%     24%     18%     19%

    Geographical segments:
    Domestic (U.S. only)            81%     82%     87%    100%
    International                   19%     18%     13%      0%

(1) Includes office, computer and janitorial supplies, desktop software, promotional products, furniture and forms production and management.


MERCHANDISING STRATEGY

    The Company's domestic merchandising strategy is based primarily on the Company's proprietary, full-color In-Stock Catalog. This catalog provides a comprehensive selection and variety of more than 5,000 of the best-selling items in the core categories of office and computer supplies which the Company regularly maintains in inventory in its regional warehouses for next-day delivery. The Company is currently expanding its core assortment of products featured in the In-Stock Catalog to include certain additional products. This merchandising strategy differs from that of traditional contract stationers which typically provide their customers with wholesaler-produced catalogs and maintain only a small portion of that product assortment on hand. The Company has introduced the In-Stock Catalog in all of its United States regions and has introduced similar country-specific versions of the In-Stock

Catalog in Canada, Australia and the United Kingdom. Substantially all products featured in the In-Stock Catalog are purchased by the Company directly from the manufacturer, eliminating the wholesaler's mark-up. A broad selection of specialty computer and imaging supplies, computer software, furniture and other items are featured in various Company specialty catalogs.

    The number of items found in the In-Stock Catalog is comparable to that found in a typical office products superstore, although the merchandise mix differs substantially. Products are selected for the In-Stock Catalog utilizing computerized sales trend analyses which determine the best-selling items and needs of the large corporate customer. The In-Stock Catalog is updated annually to account for new sales trends, new product introductions and changes in manufacturers' list prices. The In-Stock Catalog includes a full-color photograph of each item, a narrative product description that emphasizes the particular benefits and features of each item and a bar code to permit scanning order entry. In addition to the In-Stock Catalog, the Company produces supplementary specialty catalogs for complementary products and services, including additional computer and imaging products, office furniture, promotional products and advertising specialties. The Company also offers various electronic versions of the In-Stock Catalog complete with pictures and custom pricing.


DISTRIBUTION FACILITIES

    The Company's distribution network consists of 92 warehouses that maintain significant inventory for resale and 604 distribution breakpoints and satellite sales offices which extend the Company's geographic coverage. Corporate Express has eliminated, and plans to continue to eliminate, redundant facilities in the United States and abroad. In its office products business, the Company typically operates from a single regional distribution center which generally supports multiple distribution breakpoints and satellite sales offices. Items stocked in these regional office products' distribution centers generally consist of the most commonly ordered items for which customers generally demand next-day delivery through Company vehicles.


PROPRIETARY COMPUTER SOFTWARE APPLICATIONS

    Corporate Express continues to make substantial investments in the development and enhancement of its proprietary computer software applications. During the eleven months ended January 31, 1998 ("fiscal 1997"), the Company completed the development and implementation of its ISIS computer software for its national account customers and successfully launched the internet version of E-Way, its electronic commerce, ordering and fulfillment system. The integrated multi-divisional version of the ISIS software continues to be developed and enhanced and is currently in beta test mode at two operating divisions.

    Key features of the ISIS system are the use of three-tier client server architecture that allows customers and suppliers to better communicate with Corporate Express, object oriented design techniques and a relational database designed to handle customer inquiry, data warehouse and management information applications. Through the implementation of these enhanced systems, Corporate Express plans to make its products and services available to a broader range of customers through its Corporate Supplier business model and to further customize customer services and account information while lowering the customer's overall procurement cost. In addition, the new systems are expected to allow Corporate Express to more effectively integrate acquisitions and streamline operations by providing greater electronic access to information between the Company, its customers and its suppliers. There can be no assurance that these objectives will be attained.

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

MARKETING

    The Company markets its various products and services directly to individual customers by designing and offering customized merchandise and service packages tailored to each customer's specific needs. The Company generally offers discounts from the manufacturer's suggested list prices on many products.
Prices for some high volume items are often established by competitive bidding. A substantial portion of the Company's revenues from its service segment are derived from customers who have entered into contracts with the Company. The Company has a broad customer base and believes that no single customer accounted for more than one percent of total sales during fiscal 1997.

    The Company markets its products and services through a combination of national account sales teams, a local sales force, and account managers. The national account sales teams take primary responsibility for maintaining and increasing sales of the Company's wide array of products and services to multi-location customers. These marketing efforts are supported through proprietary information technology resources dedicated to the national account teams. The Company's local sales force is generally commission-based and is organized within each of the Company's major product and service categories. The Company believes that this structure maximizes the productivity as well as the product and service knowledge of its sales force. Each customer is assigned an account manager, who maintains regular contact with the customer. Account managers share in the responsibility of maintaining customer satisfaction, resolving any potential customer issues and increasing the Company's sales to each account. Account managers are also assigned a list of prospective customers for whom the account manager takes responsibility in directing all marketing efforts. Additional responsibilities of the account managers include designing and implementing customized merchandise and service packages for each of their accounts as well as responding to all special service requests.


STRUCTURE AND INTEGRATION OF ACQUISITIONS

    The Company has historically grown through numerous acquisitions of small office products and service companies who generally have annual sales of less than $30 million. The Company intends to continue to grow in the future through internal growth coupled with selective strategic acquisitions. The Company plans to increase sales to existing customers by cross-selling its expanded product and service offerings and developing existing customers into multi-regional, national or international accounts. The Company seeks to attract new customers, including national and international accounts, through the marketing efforts of its direct sales force.

    Additionally, the Company generally seeks to increase the sales, profitability and asset productivity of its acquisitions by combining them with the Company's existing operations, implementing the Company's business model and eliminating redundant facilities. Integration of acquisitions is often a complex process which may entail material nonrecurring expenditures, including facility closing costs, warehouse consolidation expenses, asset write downs and severance payments. Integration of acquisitions generally involves the following elements:

    Elimination of Redundant Facilities and Services. In cases where acquired companies have facilities, systems and administrative functions in the Company's existing markets, these operations are generally eliminated or consolidated with the Company's existing operations.

    Upgrading of Facilities. In addition to eliminating redundant facilities, the Company has undertaken a program to upgrade certain of its existing facilities to enable these facilities to handle higher sales volumes resulting from its internal growth and acquisition activity. These upgrades include modernization of equipment and computer systems, phone system and wide area network standardization and improved material handling including a reconfiguration of inventory within the warehouse. The Company will also, where appropriate, construct or lease new distribution facilities into which existing, outdated facilities will be combined.

    Consolidation of Purchasing Power. As part of its integration of acquisitions, the Company takes advantage of its volume purchasing power and seeks to negotiate favorable prices and terms from suppliers.

    Implementation of Proprietary Computer Software. Acquired product distribution companies are generally incorporated into the Company's proprietary computer software environment, including EDI, common master item files, national accounts software and customer ordering, inventory management software, etc. Certain elements of these implementations will be timed to coincide with introduction of the Company's next generation of computer software (see "Proprietary Computer Software Applications" above).

    The consolidation, centralization and integration of widely dispersed businesses involve a number of special risks, including adverse short-term effects on the Company's reported operating results, the diversion of management's attention, the dependence on retention, hiring and training key personnel, the amortization of acquired intangible assets and risks associated with unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on the Company's operations and financial performance.


INTERNATIONAL ACQUISITIONS

    The Company has made acquisitions and established operations in Canada, Australia, New Zealand, the United Kingdom, Germany, France, Italy, Ireland and Switzerland, and the Company may enter additional international markets in the future. The Company has typically retained existing management and information systems in its international acquisitions. The Company has and will continue to implement appropriate aspects of the Corporate Supplier business model in its international operations, including creating in-stock catalogs, consolidating warehouses, upgrading information systems, acquiring companies offering complementary products and services, while focusing on larger customers and developing national and international accounts. Portions of the Corporate Supplier business model have been implemented in Canada, Australia and the United Kingdom.


EXPANSION OF PRODUCT AND SERVICE OFFERINGS

    The Company believes that its domestic and international network of centrally-managed distribution centers, computer systems and direct sales force provides the infrastructure to efficiently supply corporate customers with a broad range of non-production goods and services. To capitalize on this competitive advantage, the Company has added through acquisitions the following major product and service categories since 1994: forms printing and management, same-day local delivery services, distribution logistics management, computer and imaging supplies, desktop software, advertising specialties, janitorial and cleaning supplies, business forms and pressure-sensitive labels. The Company may add additional product and service categories through acquisitions or product line expansion. Following the acquisition of a company whose product and service offerings are complementary to the Company's existing offerings, the Company's initial integration efforts are focused on cross selling its products and services and those of the acquired operations to each respective customer base.


COMPETITION

    The Company operates in a highly competitive environment. The Company's principal competitors in North America for office supplies and computer products include both regional and national contract stationers (including the contract stationer operations of office products superstores), large direct resellers, privately-held companies that generally operate in only one location, and distributors of business software and supplies for personal computers. In certain of its business segments the Company may have various other large and small competitors. In Europe and Australia, the Company's competitors include primarily local and regional contract stationers and, to a limited extent, national and multi-national contract stationers. In the delivery services sector the

Company has numerous competitors in each market, certain of which have service capabilities which are similar to the Company's and others which provide different types or levels of service.

    Each of the Company's major product and service categories are a part of fragmented industries which are currently experiencing a trend toward consolidation. Although the Company believes its pricing is competitive with its competitors, the Company also seeks to differentiate itself from its competitors in each of its major product and service categories through its systems, product assortment, service offerings and breadth of capabilities. Certain of the Company's competitors have greater financial resources than the Company. However, the Company believes that its Corporate Supplier business model differentiates the Company from its competitors by offering, through a single source, a unique selection of products and services for large corporate customers.


EMPLOYEES

     As of April 1, 1998, the Company had approximately 27,300 full-time employees, 6,900 of whom were primarily employed in management and administration, 15,000 in regional warehouse, delivery and distribution operations and 5,400 in sales and marketing, order processing and customer service. Approximately 87% of these employees are in the U.S., 6% are in Europe, 3% are in Canada and 4% are in the Southern Pacific. As of April 1, 1998, approximately 391 of the Company's employees were members of labor unions.


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

     The Company is currently not aware of any environmental conditions relating to present or past waste generation at or from these facilities, or any other of the Company's facilities or operations, that would be likely to have a material adverse effect on the financial condition or results of operations of the Company. However, there can be no assurance that environmental liabilities in the future will not have a material adverse effect on the financial condition or results of operations of the Company.


IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     Some of the information presented in this report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, uncertainties related to integrating recent acquisitions, uncertainties relating to operating the Company's new product and service offerings, uncertainties related to legislation with respect to independent contract drivers, uncertainties related to future domestic and international acquisitions, uncertainties related to the Company's systems and proprietary software, uncertainty of whether the Company's activities will continue to be successful, and uncertainties related to competition and to the demand for the products and services offered by the Company.

ITEM 2.  PROPERTIES

  As of January 31, 1998, Corporate Express owned 46 facilities and leased 650 facilities. Of the 696 facilities, one was the corporate headquarters in Broomfield, Colorado, 92 were product distribution warehouses and contiguous administrative offices and 603 were separate sales or administrative offices, delivery facilities or breakpoints. The Company's principal properties are summarized as follows:

                                                   Sales, Service
                      Distribution   & Corporate       Total
                        Centers      Facilities      Facilities
                      ------------   -----------   --------------

  United States            51           554              605
  Australia                 8             3               11
  New Zealand               6           ---                6
  Canada                    6            10               16
  United Kingdom            5            17               22
  France                    1             1                2
  Italy                     3             4                7
  Switzerland               2           ---                2
  Ireland                   1           ---                1
  Germany                   9            15               24
                           --           ---              ---
     Total                 92           604              696
                           ==           ===              ===

     The Company periodically evaluates the location and efficiency of its facilities to maximize customer satisfaction and increase economies of scale. The Company plans to eliminate redundant facilities such that it typically will operate office and computer supply product distribution from a single regional warehouse with satellite sales offices and distribution breakpoints in each of its regions. The Company also may close, consolidate or relocate regional warehouses, satellite sales offices and distribution breakpoints from time to time.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Since the Company's initial public offering of its Common Stock in September 1994, the Company's Common Stock has traded on the Nasdaq National Market under the symbol "CEXP." The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices for the Common Stock, as reported by the Nasdaq National Market, and reflect prior share dividends:

                                                                 High     Low
                                                                ------   ------
     Fiscal 1995
          First Quarter                                         $13.33   $10.22
          Second Quarter                                         17.17    12.67
          Third Quarter                                          19.92    13.33
          Fourth Quarter                                         21.09    15.42

     Fiscal 1996
          First Quarter                                          28.17    19.25
          Second Quarter                                         30.54    21.83
          Third Quarter                                          26.08    18.67
          Fourth Quarter                                         23.75    16.63

     Fiscal 1997
          First Quarter                                          18.38     8.38
          Second Quarter                                         17.88    12.63
          Third Quarter                                          22.06    14.06
          Fourth Quarter (two-month period ending 1/31/98)       16.75     8.00


  As of April 23, 1998 the Company's Common Stock was held by 818 holders of record.

  The Company has never paid a cash dividend on its Common Stock. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future because it intends to retain its earnings to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other relevant factors. The Company's $1,000,000,000 Secured Credit Facility (the "Senior Secured Credit Facility") prohibits the distribution of dividends without the prior written consent of the lenders and the Indenture governing the 9 1/8% Senior Subordinated Notes due 2004 (the "Senior Notes") prohibits the Company from paying a dividend which would cause a default under such Indenture or which would cause the Company to fail to comply with certain financial covenants.

  During fiscal 1997, in connection with certain business acquisitions, the Company issued 8,233 shares of Common Stock to former shareholders of the acquired companies in exchange for such shareholders' shares of capital stock. All of the issuances of Common Stock by the Company during fiscal 1997 were made pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data for fiscal 1997 (eleven months ended January 31, 1998), 1996 (twelve months ended March 1, 1997), 1995 (twelve months ended March 2, 1996), and 1994 (twelve months ended February 25,
1995) have been derived from the Company's consolidated financial statements which have been audited by independent auditors. The selected consolidated financial data for the eleven months ended February 1, 1997 and fiscal 1993 and 1992 is derived from unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for these periods.

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company.

                                                Eleven Months Ended
                                            ---------------------------
                                            January 31,    February 1,                             Fiscal Year
                                                                          ---------------------------------------------------
                                                1998           1997          1996          1995          1994        1993
                                            ------------   ------------   -----------   -----------   ----------   ----------
                                                                       (in thousands, except per share data)
Statements of Operations Data:(1)
  Net sales                                  $3,573,311     $2,911,189    $3,196,056    $1,890,639    $1,145,151   $520,956
  Cost of sales (2)                           2,733,308      2,205,359     2,417,746     1,417,366       855,361    402,142
  Merger related inventory provisions (3)           ---     -                    ---         5,952           ---      1,146
                                             ----------     ----------    ----------    ----------    ----------   --------
     Gross profit                               840,003        705,830       778,310       467,321       289,790    117,668
Warehouse operating and selling expenses        605,243        508,676       562,879       342,581       219,213     97,054
Corporate general and administrative
    expenses                                    105,055         87,793        95,101        49,742        29,624     13,063
Merger and other nonrecurring charges (4)        14,890         19,841        19,840        36,838           ---      1,928
                                             ----------     ----------    ----------    ----------    ----------   --------
    Operating profit                            114,815         89,520       100,490        38,160        40,953      5,623
Interest expense, net                            38,115         24,550        26,949        17,968        16,915      5,014
Other income (expense)                              842            152           244         1,786           562       (104)
                                             ----------     ----------    ----------    ----------    ----------   --------
Income (loss) before income taxes                77,542         65,122        73,785        21,978        24,600        505
Income tax expense                               34,457         30,728        33,649        13,766         8,294      2,316
                                             ----------     ----------    ----------    ----------    ----------   --------
Income (loss) before minority interest           43,085         34,394        40,136         8,212        16,306     (1,811)
Minority interest (income) expense               (1,319)        (1,314)       (1,860)        1,436            69        152
                                             ----------     ----------    ----------    ----------    ----------   --------
Income (loss) from continuing operations         44,404         35,708        41,996         6,776        16,237     (1,963)
Loss from discontinued operations (5)               ---            ---           ---         1,225           327        712
                                             ----------     ----------    ----------    ----------    ----------   --------
Income (loss) before extraordinary item          44,404         35,708        41,996         5,551        15,910     (2,675)
Extraordinary item (6)                              ---            ---           ---           ---           586     (1,169)
                                             ----------     ----------    ----------    ----------    ----------   --------
    Net income (loss)                        $   44,404     $   35,708    $   41,996    $    5,551    $   16,496   $ (3,844)
                                             ==========     ==========    ==========    ==========    ==========   ========
Pro forma net income (loss) (7)              $   44,404     $   33,993    $   40,281    $    5,140    $   15,769   $ (5,124)
                                             ==========     ==========    ==========    ==========    ==========   ========

Pro forma net income (loss) per share
   Basic: (8)
     Continuing operations                        $0.34          $0.28         $0.33    $     0.06    $     0.20   $  (0.10)
     Discontinued operations                         --             --            --         (0.01)         0.00      (0.02)
     Extraordinary item                              --             --            --            --          0.00      (0.02)
                                             ----------     ----------    ----------    ----------    ----------   --------
     Net income (loss)                            $0.34          $0.28         $0.33    $     0.05    $     0.20   $  (0.14)
                                             ==========     ==========    ==========    ==========    ==========   ========

Pro forma net income (loss) per share
   Diluted: (8)
     Continuing operations                        $0.32          $0.26         $0.31    $     0.06    $     0.19   $  (0.10)
     Discontinued operations                         --             --            --         (0.01)         0.00      (0.02)
     Extraordinary item                              --             --            --            --          0.00      (0.02)
                                             ----------     ----------    ----------    ----------    ----------   --------
     Net income (loss)                            $0.32          $0.26         $0.31    $     0.05    $     0.19   $  (0.14)
                                             ==========     ==========    ==========    ==========    ==========   ========

Balance Sheet Data: (1)
   Working capital                           $  517,476     $  360,619    $  393,653    $  253,693    $  166,421   $ 96,880
   Total assets                               2,349,659      1,816,434     1,843,977     1,023,365       645,309    446,189
   Long-term debt and capital lease             763,243        608,680       633,250       163,399       188,340    177,523
        obligations
   Shareholders' equity and redeemable          932,433        667,006       693,607       521,776       259,325    116,363
       preferred (9)

Weighted average common shares
   outstanding:
   Basic                                        121,612        121,612       121,901       104,162        75,400     47,740
   Diluted                                      137,858        129,749       130,029       110,408        79,026     47,740



                                                    1992
                                                  --------

Statements of Operations Data:(1)
  Net sales                                       $420,030
  Cost of sales (2)                                323,922
  Merger related inventory provisions (3)              ---
                                                  --------
     Gross profit                                   96,108
Warehouse operating and selling expenses            76,056
Corporate general and administrative
    expenses                                        12,408
Merger and other nonrecurring charges (4)            2,592
                                                  --------
    Operating profit                                 5,052
Interest expense, net                                4,972
Other income (expense)                                (993)
                                                  --------
Income (loss) before income taxes                     (913)
Income tax expense                                   1,567
                                                  --------
Income (loss) before minority interest              (2,480)
Minority interest (income) expense                     ---
                                                  --------
Income (loss) from continuing operations            (2,480)
Loss from discontinued operations (5)                4,571
                                                  --------
Income (loss) before extraordinary item             (7,051)
Extraordinary item (6)                                 ---
                                                  --------
    Net income (loss)                             $ (7,051)
                                                  ========
Pro forma net income (loss) (7)                   $ (7,390)
                                                  ========

Pro forma net income (loss) per share
   Basic: (8)
     Continuing operations
     Discontinued operations
     Extraordinary item

     Net income (loss)


Pro forma net income (loss) per share
   Diluted: (8)
     Continuing operations
     Discontinued operations
     Extraordinary item

     Net income (loss)


Balance Sheet Data: (1)
   Working capital                                $ 50,771
   Total assets                                    160,510
   Long-term debt and capital lease                 52,375
        obligations
   Shareholders' equity and redeemable              39,584
       preferred (9)

Weighted average common shares
   outstanding:
   Basic
   Diluted

__________

(1) The Hermann Marketing, Inc. ("HMI") acquisition (effective January 30,
    1997), the Sofco-Mead, Inc. ("Sofco") acquisition (effective January 24,
    1997), the United TransNet, Inc. ("UT") acquisition (effective November 8,
    1996), the Nimsa S.A. ("Nimsa") acquisition (effective October 31, 1996), the U.S. Delivery, Inc. ("Delivery") acquisition (effective March 1, 1996), the Richard Young Journal, Inc. ("Young") acquisition (effective February 27, 1996) and the Lucas Bros., Inc. ("Lucas") acquisition (effective November 30, 1993) were accounted for as poolings of interests and, accordingly, the HMI, Sofco, UT, Nimsa, Delivery, Young and Lucas accounts and results are included for all applicable periods.
(2) Cost of sales includes occupancy and delivery expenses.
(3) Reflects the write-down to fair market value of certain inventory which the Company decided to eliminate from its product line.

(4) Merger and other nonrecurring charges in fiscal 1997 include the acquisition costs incurred by Data Documents Incorporated ("DDI"), the continued integration of delivery services and certain provisions for reductions in force and facility closures at other locations. Merger and other nonrecurring charges in prior fiscal years relate primarily to the mergers with Sofco, HMI, Nimsa and UT in fiscal 1996, Delivery and Young in fiscal 1995 and Lucas in fiscal 1993 and include, among other things, costs to complete the acquisitions, merging and closing redundant facilities, personnel reductions and centralizing certain administrative functions.
(5) In fiscal 1995, Sofco adopted a plan to discontinue Sofco-Eastern, Inc.; and in February 1993, Lucas adopted a plan to discontinue its retail operations.
(6) Reflects extraordinary loss related to a write-off of an unamortized discount on debt in fiscal 1993 and extraordinary gain related to the repurchase by the Company of $10 million principal amount of Notes in fiscal 1994.
(7) Pro forma net income reflects the additional taxes that would be incurred to treat a subchapter S acquisition as if the acquired company was a C corporation.
(8) Pro forma net income (loss) per share is calculated by dividing pro forma net loss, after preferred stock dividend requirements of Young of $432,000 and $1,500,000 for fiscal 1994 and fiscal 1993, respectively, by basic and diluted weighted common shares outstanding, respectively. Fiscal 1993 basic and diluted pro forma net loss per share includes preferred shares as if they had been converted as of the beginning of the year. These shares converted automatically upon the completion of the Company's initial public offering in fiscal 1994.
(9) Redeemable preferred shares were converted to common stock in fiscal 1994.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Form 10-K.

   Some of the information presented in this Form 10-K constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of the Company's knowledge of its business and operations, there can be no assurance that actual results of the Company's operations and acquisition activities and their effect on the Company's results of operations will not differ materially from its expectations. See ITEM 1. "BUSINESS - Important Factors Regarding Forward-Looking Statements."


GENERAL

   Corporate Express has grown primarily through a series of acquisitions including the acquisition of HMI on January 30, 1997, Sofco on January 24, 1997, UT on November 8, 1996, Nimsa on October 31, 1996, Delivery on March 1, 1996, and Young on February 27, 1996, all of which were accounted for as poolings of interest. Accordingly, the Consolidated Financial Statements have been restated to include the accounts and operations of Sofco, HMI, Nimsa, Delivery and Young for all periods prior to the mergers. The accompanying financial statements have been restated to include the operations of UT effective March 3, 1996 and Nimsa effective from its formation in fiscal 1995. Reference to fiscal 1997 refers to the eleven-month period ended January 31, 1998 for Corporate Express. Reference to fiscal 1996 refers to the year ended March 1, 1997 for Corporate Express and all pooled companies. Reference to fiscal 1995 refers to the year ended March 2, 1996 for Corporate Express, Delivery, Young, and Sofco, to the year ended December 31, 1995 for HMI, and to the year ended June 30, 1996 for Nimsa. Reference to the fiscal year 1994 and prior fiscal years refers to the February year end for Corporate Express, to the December 31 year end for Delivery and HMI, to the May 31 year end for Sofco, and to the September 30 year end for Young. During fiscal 1997, the Company changed its fiscal year end from February 28 to January 31 in order to better align its fiscal year with its customers' and competitors' fiscal calendars and to reduce the seasonality between quarters. The 1997 fiscal period refers to the eleven months ended January 31, 1998.

   During fiscal 1997, the Company continued to increase the scope of its operations throughout the United States, Canada, Germany, and Italy, and entered new markets with acquisitions in Ireland and Switzerland. Substantial emphasis was placed in fiscal 1997 on expanding and improving international operations and improving operations in the services segment. The Company continued to execute its Corporate Supplier strategy and expanded the depth and breadth of its product offerings as well as its geographic presence through 31 acquisitions during fiscal 1997.

   During fiscal 1998, Corporate Express will place emphasis on internal growth through continued implementation of the Corporate Express supplier business model, including increased sales of the Company's various products and services to existing customers. The Company also plans to increase sales to existing customers by cross-selling its expanded product and service offerings and developing existing customers into international, national or multi-regional accounts.

   International markets historically have higher gross profit margins and higher operating costs than the Company experiences domestically. Certain products now offered by the Company, such as computer software, have lower gross profit margins and lower operating costs than the products traditionally sold by the Company. In addition, the acquisition of companies with break-even or marginal operating results or the costs of consolidating acquired business units with the Company may impact the operating margins and profitability of the Company.

RESULTS OF OPERATIONS

   The following table sets forth the percentages which the items in the Company's Consolidated Statements of Operations bear to net sales for the periods indicated:

                                              Eleven Months Ended
                                           ---------------------------         Fiscal Year
                                            January 31,    February 1,   ------------------------
                                               1998           1997        1996     1995     1994
                                           ------------   ------------   ------   ------   ------
Statements of Operations Data:                            (unaudited)
  Net sales                                      100.0%         100.0%   100.0%   100.0%   100.0%
  Cost of sales                                   76.5           75.8     75.6     75.0     74.7
     Merger related inventory provisions            --             --       --      0.3       --
                                                 -----          -----    -----    -----    -----
    Gross profit                                  23.5           24.2     24.4     24.7     25.3
  Warehouse operating and selling                 17.0           17.5     17.6     18.1     19.1
   expenses
  Corporate general and administrative             2.9            3.0      3.0      2.6      2.6
   expenses
  Merger and other nonrecurring charges            0.4            0.7      0.6      1.9       --
                                                 -----          -----    -----    -----    -----
    Operating profit                               3.2            3.0      3.2      2.1      3.6
  Interest expense, net                            1.0            0.8      0.8      1.0      1.5
     Other income                                  0.0            0.0      0.0      0.1      0.0
                                                 -----          -----    -----    -----    -----
    Income before income taxes                     2.2            2.2      2.4      1.2      2.1
  Income tax expense                               1.0            1.1      1.1      0.7      0.7
                                                 -----          -----    -----    -----    -----
    Income before minority interest                1.2            1.1      1.3      0.5      1.4
  Minority interest (income) expense              (0.0)          (0.1)    (0.0)     0.1      0.0
                                                 -----          -----    -----    -----    -----
    Income from continuing operations              1.2            1.2      1.3      0.4      1.4
  Loss from discontinued operations                 --             --       --      0.1      0.0
                                                 -----          -----    -----    -----    -----
  Income before extraordinary item                 1.2            1.2      1.3      0.3      1.4
  Extraordinary gain                                --             --       --       --      0.0
                                                 -----          -----    -----    -----    -----
     Net income                                    1.2%           1.2%     1.3%     0.3%     1.4%
                                                 =====          =====    =====    =====    =====
     Pro forma net income (1)                      1.2%           1.2%     1.3%     0.3%     1.4%
                                                 =====          =====    =====    =====    =====

(1) Pro forma net income reflects the tax impact for a subchapter S acquisition as if the acquired company was a C corporation.


ELEVEN MONTHS ENDED JANUARY 31, 1998 AND FEBRUARY 1, 1997

  Net Sales. Consolidated net sales increased 22.7% to $3,573,311,000 in the eleven months ended January 31, 1998 from $2,911,189,000 in the same eleven-month period last year. Net sales for the Company's product distribution segment increased 26.6% to $2,816,244,000 in the current eleven-month fiscal period from $2,224,203,000 in the same eleven-month period last year while net sales for its service segment increased 10.2% to $757,067,000 from $686,986,000 in the same periods. These increases were primarily attributable to 31 acquisitions in the eleven months ended January 31, 1998, the full year impact of 100 acquisitions completed in fiscal 1996, and strong internal growth reflecting increased market penetration in the Company's products distribution business. This growth was partially offset by the elimination of low margin customers, the effect of closing or consolidating facilities, and the disposition of certain non-strategic businesses.

  International operations accounted for 18.8% of total sales or $671,567,000 in the eleven months ended January 31, 1998 and 17.5% of total sales or $509,734,000 in the same eleven-month period last year. The Company expanded its international operations in Germany, Italy and Canada in the eleven months ended January 31, 1998 and entered markets in Ireland and Switzerland.

  Gross Profit. Cost of sales includes merchandise, occupancy and delivery costs. Consolidated gross profit as a percentage of sales was 23.5% for the eleven months ended January 31, 1998 compared to 24.2% for the same period in the prior year. The decrease in the gross profit percentage is attributable to the services segment, which experienced reduced gross profit margins as a result of consolidation costs, increases in driver and vehicle related costs and pricing, partially offset by better product distribution margin. Also affecting gross profit were lower international gross margins primarily as a result of increased competitive pressures and increased computer software sales (with lower gross margins), all of which were partially offset by increased vendor rebates as a result of improved programs.

  The gross profit percentage of sales for the product distribution segment was 23.9% in the eleven months ended January 31, 1998 and 23.8% in the same eleven-month period last year. The gross profit percentage in the services segment was 21.9% in the eleven months ended January 31, 1998 compared to 25.7% in the same eleven-month period last year. The decrease in the gross profit percentage in the services segment is attributable to consolidation costs, increases in driver and vehicle related costs, and pricing concessions.

  Warehouse Operating and Selling Expenses. Warehouse operating and selling expenses primarily include labor and administrative costs associated with operating regional warehouses and sales offices, selling expenses including commissions related to the Company's direct sales force, and warehouse consolidation and relocation costs and expenses. Warehouse operating and selling expenses decreased as a percentage of sales to 17.0% in the eleven months ended January 31, 1998 from 17.5% in the same eleven-month period last year. This decrease is primarily attributable to the Company's efforts to leverage and streamline its operations, including the elimination of redundant facilities and positions.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses include the central expense incurred to provide corporate oversight and support for regional operations, goodwill amortization and depreciation. Corporate general and administrative expenses increased to $105,055,000 in the eleven months ended January 31, 1998 from $87,793,000 in the same eleven-month period last year reflecting the Company's expanded operations. As a percentage of net sales, corporate general and administrative expenses decreased to 2.9% in the current period from 3.0% in the prior period. This decrease reflects the Company's efforts to leverage these expenses over expanded operations, partially offset by increased goodwill amortization.

  Merger and Other Nonrecurring Charges. During the eleven months ended January 31, 1998, the Company recorded $14,890,000 in net merger and other nonrecurring charges. The charge includes $4,485,000 of transaction costs incurred by DDI in connection with its merger with the Company, costs related to the continued integration of the delivery service business and certain provisions for reductions in the workforce and facility closures at other locations including the planned closure of 34 facilities and reduction of 722 employees. These exit plans are expected to be completed by the end of fiscal 1998.

  Operating Profit. Consolidated operating profit increased 28.3% to $114,815,000 or 3.2% of net sales for the eleven months ended January 31, 1998 compared to operating profit of $89,520,000 or 3.0% of net sales in the same period last year. Before merger related and other nonrecurring charges, operating profit increased to $129,705,000 in the current period from $109,361,000 in the prior period due largely to internal growth and improved operating efficiencies. Before merger related and other nonrecurring charges, operating profit for the product distribution segment increased 42.0% to $112,961,000 or 4.0% of net product distribution sales in the current fiscal period from $79,549,000 or 3.6% of net sales in the same period last year. Operating profit before nonrecurring charges for the services segment decreased to $16,744,000 or 2.2% of net service sales in the current fiscal period from $29,812,000 or 4.3% of net service sales in the prior fiscal period. The decrease in operating profit for the services segment reflects poor performance at several delivery locations and expenses related to integration projects, partially offset by the cost savings from the elimination of redundant personnel. Operating profit before nonrecurring charges for international operations increased 114.0% to 2.0% of net international sales in the current eleven-month fiscal period from 1.2% of net international sales in the prior eleven-month fiscal period reflecting improved performance in Australia and Canada, partially offset by decreased operating profits in the United Kingdom. International operating profit before nonrecurring charges accounted for 11.7% of total product distribution operating profit in the current fiscal period and 7.8% in the prior fiscal period.

  Interest Expense. Net interest expense of $38,115,000 in the eleven months ended January 31, 1998 increased from $24,550,000 in the prior eleven-month fiscal period. This increase reflects increased borrowings under the Senior Credit Facility, interest on acquired debt, and the sale in June 1996 of $325,000,000 aggregate principal amount of the Company's 4 1/2% Convertible Notes due July 1, 2000 (the "Convertible Notes"). The proceeds from the sale of the Convertible Notes and borrowings under the Senior Credit facility were used to fund acquisitions and provide the additional working capital required as a result of increased business and for general corporate purposes. See "Liquidity and Capital Resources."

  Minority Interest. Minority interest income of $1,319,000 in the eleven months ended January 31, 1998 compares to income of $1,314,000 in the prior eleven-month fiscal period, reflecting a 47.6% minority interest in Corporate Express Australia and a 49.0% minority interest in Corporate Express United Kingdom through June 1997. The Company acquired a majority ownership interest in Corporate Express Australia in May 1995 and a majority ownership interest in Corporate Express United Kingdom in December 1995. In June 1997, the Company acquired the remaining 49.0% ownership interest in Corporate Express United Kingdom.

  Net Income. Net income of $44,404,000 in the eleven months ended January 31, 1998 increased 24.4% from net income of $35,708,000 in the prior eleven-month fiscal period. This increase reflects the increased profits from the Company's mature product distribution operations, the lower merger and other nonrecurring charges recorded in the current eleven-month fiscal period and corporate expense leverage offset in part by higher goodwill amortization. The Company experienced an effective tax rate of 44.4% in the fiscal 1997 period compared to 47.2% in the fiscal 1996 period. The tax rate for both periods reflects certain non-deductible merger costs and certain non-deductible goodwill.

  Other. The net accounts receivable balance at January 31, 1998 of $616,574,000 increased $122,375,000 from $494,199,000 at March 1, 1997 primarily as a result of acquired receivables and internal sales growth in existing regions. The allowance for doubtful accounts as a percentage of consolidated accounts receivable was 2.4% and 2.6% at the end of the fiscal 1997 and fiscal 1996 periods, respectively. The Company's historical bad debt write-offs have been very low due to the high credit quality of its customers, resulting from the Company's focus on large corporations, and the fact that in certain acquisitions the seller guarantees acquired receivables.

  The inventory balance at January 31, 1998 of $251,108,000 increased $63,550,000 from $187,558,000 at March 1, 1997 primarily as a result of acquired inventories and inventory growth to support increased sales.

  Goodwill at January 31, 1998 of $847,544,000 increased $175,577,000 from $671,967,000 reflecting additions from acquisitions of $197,250,000 (primarily attributable to the DDI acquisition) offset by current year amortization of $21,087,000 and reversals of $586,000.

  The accounts payable trade balance at January 31, 1998 of $354,915,000 increased $62,874,000 from $292,041,000 at March 1, 1997 primarily as a result of acquired trade payables and increased inventory purchases to support sales growth.

  Accrued purchase costs at January 31, 1998 of $9,378,000 decreased by $3,510,000 from the March 1, 1997 balance of $12,888,000. This decrease reflects acquisition additions of $6,365,000, payments of $9,289,000, and reversals of $586,000 reducing previously recorded goodwill.


FISCAL YEARS 1996 AND 1995

  Net Sales. Consolidated net sales increased 69.0% to $3,196,056,000 in fiscal 1996 from $1,890,639,000 in fiscal 1995. Net sales for the Company's product distribution segment increased 57.4% to $2,436,296,000 in fiscal 1996 from $1,548,175,000 in fiscal 1995 while net sales for its service segment increased 121.9% to $759,760,000 from $342,464,000 in the same periods. These increases were primarily attributable to 100 acquisitions in fiscal 1996 of which 77 were product based companies (48 domestic and 29 international) and 23 were service based companies (21 domestic and two international) and the acquisition of UT, which was accounted for as a pooling of interests with operations from March 3, 1996 (prior year results were immaterial). Also contributing to the sales increase was strong internal growth reflecting increased market penetration in product distribution.

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

  The gross profit percentage of sales for the product distribution segment was 24.0% in fiscal 1996 and 23.8% in fiscal 1995 (excluding the merger related inventory provision). The increase reflects gross margin improvement in all of the domestic office product distribution operations which was partially offset by lower margin sales from an acquired desktop software distributor. The improvement in domestic office product distribution gross profit is due, in part, to the expanded usage of the Company's In-Stock Catalog resulting in fewer wholesaler purchases and increased vendor rebates. The gross profit percentage in the services segment was 25.5% in fiscal 1996 compared to 30.8% in fiscal 1995. The decrease in the gross profit percentage in the service segment is primarily attributable to the acquisition of UT which had lower gross profit margins than other delivery services operations.

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

  Corporate General and Administrative Expenses Corporate general and administrative expenses increased to $95,101,000 in fiscal 1996 from $49,742,000 in fiscal 1995, reflecting the Company's expanded operations. As a percentage of net sales, corporate general and administrative expenses increased to 3.0% in fiscal 1996 from 2.6% in fiscal 1995. This increase reflects increased goodwill amortization resulting from purchase acquisitions in fiscal 1995 and fiscal 1996 and costs associated with developing a larger corporate staff to support acquisition efforts and expanded operations, including an expanded information system staff.

  Merger and Other Nonrecurring Charges. During fiscal 1996, the Company recorded $19,840,000 in net merger and other non-recurring charges primarily in conjunction with the acquisitions of Nimsa, UT, Sofco and HMI. Of the total charge, a net $12,366,000 was recorded in the third quarter and $7,474,000 was recorded in the fourth quarter of fiscal 1996. The third quarter charge is comprised of merger and other nonrecurring charges primarily in conjunction with the acquisitions of UT and Nimsa, offset by $7,571,000 in adjustments to the merger and other nonrecurring charge established in the fourth quarter of fiscal 1995. The fiscal 1995 charge included an exit plan for the integration of the newly acquired delivery business into the Company's core product distribution business. In the third quarter of fiscal 1996, nine months after the creation of the original exit plan, the Company acquired UT, approximately doubling its delivery services capacity. At that time, the Company adopted a new plan to integrate the delivery services business separate from the core product distribution business. In connection with the new exit plan, the Company evaluated its facility and personnel requirements and identified duplicate facilities consistent with the new plan. As a result of this new plan, the closure of thirteen delivery facilities and five distribution facilities, incorporated in the original fiscal 1995 plan, was superseded. The third quarter fiscal 1996 charge includes the planned closure of 115 facilities and reduction of approximately 485 employees. The fourth quarter fiscal 1996 charge primarily reflects the actual costs of completing the acquisitions of Sofco and HMI. (See Note 4 to the Consolidated Financial Statements).

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

  Interest Expense.   Net interest expense of $26,949,000 in fiscal 1996
increased from $17,968,000 in fiscal 1995. This increase reflects increased borrowings under the Senior Credit Facility and the sale of $325,000,000 aggregate principal amount of the Convertible Notes. The proceeds from the sale of the Notes were used to fund acquisitions and provide the additional working capital required as a result of increased business and general corporate purposes. See "Liquidity and Capital Resources."

  Minority Interest. Minority interest income of $1,860,000 in fiscal 1996 compares to an expense of $1,436,000 in fiscal 1995, reflecting a 47.6% minority interest in the operating losses at Corporate Express Australia partially offset by a 49.0% minority interest in operating profits in Corporate Express United Kingdom.

  Net Income. Net income of $41,996,000 in fiscal 1996 compares to net income of $5,551,000 in fiscal 1995. This increase reflects the increased profits from the Company's more mature operations, the lower merger and other nonrecurring charges recorded in fiscal 1996 and the purchase acquisitions. The Company experienced an effective tax rate of 45.6% in fiscal 1996 compared to 62.6% in fiscal 1995. The fiscal 1995 tax rate reflects certain non-deductible merger costs, the utilization of certain net operating losses ("NOLs"), and certain non-deductible goodwill. The fiscal 1996 tax rate reflects certain non-deductible merger costs and certain non-deductible goodwill. The principle reason the 1995 effective tax rate exceeds the 1996 rate is the higher level of non-deductible merger costs in fiscal 1995.


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

  Extraordinary Item. The extraordinary gain of $586,000, net of tax, in the second quarter of fiscal 1994 related to the repurchase of $10,000,000 principal amount of the Senior Notes.

  Net Income. Net income of $5,551,000 in fiscal 1995 decreased compared to a net income of $16,496,000 in fiscal 1994. This decrease reflects the merger and other nonrecurring charges recorded in fiscal 1995 offset by contributions from purchase acquisitions and increased profits from the Company's more mature operations. The pre-tax profitability is reduced by an increase in the effective tax rate to 62.6% in fiscal 1995 from 33.7% in fiscal 1994. The fiscal 1995 tax rate reflects certain non-deductible merger costs, international tax rates, the utilization of certain NOLs, and certain non-deductible goodwill. The fiscal 1994 tax rate included the utilization of certain NOLs and certain non-deductible goodwill. The principle reason the 1995 effective tax rate exceeds the 1994 effective tax rate is the non-deductibility of certain merger costs. The fiscal 1994 period included in net income an extraordinary gain of $586,000, net of tax, related to the repurchase of $10,000,000 principal amount of the Senior Notes.


LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company has financed its operations through internally generated funds and borrowings from commercial banks and has financed its acquisitions through the use of such funds and the issuance of equity and debt securities.

  On February 5, 1998 the Company announced a Dutch Auction issuer tender offer to purchase for cash up to 35,000,000 shares of its issued and outstanding common stock, par value $.0002 per share. The terms of the tender offer invited the Company's shareholders to tender up to 35,000,000 shares of the Company's common stock to the Company at prices not greater than $11.50 nor less than $10.00 per share, as specified by the tendering shareholders. On April 10, 1998, the Company closed the tender offer and the Company purchased 35,000,000 shares tendered at a price of $10.75 per share. Shares tendered at prices in excess of the purchase price and shares not purchased because of proration were returned at the Company's expense. The Company funded the purchase of such shares and the payment of related fees and expenses through its new $1.0 billion Senior Secured Credit Facility. This Senior Secured Credit Facility consists of a $250 million, seven-year term loan and a $750 million five-year revolving credit facility. The Senior Secured Credit Facility is guaranteed by substantially all domestic subsidiaries of Corporate Express and is collateralized by all tangible and intangible property of the guarantors including inventory and accounts receivables. At the borrower's option interest rates are at a base rate or a Eurodollar rate plus an applicable margin determined by a leverage ratio as defined in the loan agreements. The term loan's interest rate ranges from 0.25% to 0.75% above the revolving loan interest rate. The Company is subject to usual covenants customary for this type of facility including financial covenants. The available funds may be used for general corporate purposes including permitted acquisitions and permitted share repurchase. As of April 22, 1998, the Company had $632,606,000 outstanding under the Senior Secured Credit Facility and an unused borrowing capacity of $367,394,000.

     Effective December 15, 1997 the prior $500,000,000 Senior Credit Facility, due March 31, 2000, was amended to permit the Company's subsidiaries to guarantee up to $500,000,000 of debt, permit the repurchase of up to $100,000,000 of Company stock, and permit the early repayment of the Company's 9 1/8% Senior Subordinated Notes due 2004. This Senior Credit Facility was replaced and paid in full with proceeds from the new Senior Secured Credit facility on April 22, 1998. Approximately $1,960,000 of deferred financing costs related to the replaced Senior Credit facility will be expensed in the first quarter of fiscal 1998.

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

     During fiscal 1997, the Company entered into an interest rate hedging contract based on $300,000,000 of U.S. Treasury notes to manage the Company's exposure related to an anticipated debt offering which the Company expects to complete in the second quarter of fiscal 1998. Any gain or loss from the settlement of the contract will be included in deferred financing costs and will be amortized over the term of the new debt agreement as an adjustment to the effective interest rate of the debt agreement. As of April 27, 1998, the deferred unrealized loss on the contract was $4,700,000 and the amortization of the settlement gain or loss is anticipated to be immaterial to the Company's future earnings. The Company had no other financial instrument contracts outstanding as of January 31, 1998.

     The Company does not enter into financial instrument contracts for trading or speculative purposes. The counterparts to all contracts outstanding are major financial institutions and the Company does not have significant exposure to any one counterparty.

     During the eleven months ended January 31, 1998, the Company invested $24,572,000 net cash and approximately 14,895,000 shares of common stock in its acquisition program. Total liabilities assumed in connection with these acquisitions were $171,928,000. In addition, the Company made payments of approximately $8,797,000 and issued approximately 252,000 shares of common stock related to acquisitions completed in prior fiscal years.

     During the eleven months ended January 31, 1998, the Company had capital expenditures of $82,959,000 for computer systems and software, warehouse reconfigurations, telecommunications equipment, delivery vehicles, leasehold improvements and investments in facilities. The Company continues to invest in advanced facilities, the development of its proprietary computer software, and the upgrade of its computer systems.

     Significant uses of cash in the eleven months ended January 31, 1997 were as follows: capital expenditures of $82,959,000, cash paid for acquisitions of $33,369,000, net debt repayments of $10,393,000, retirement of DDI bonds of $62,178,000, and net other uses of $2,168,000, partially offset by cash provided by net borrowings on lines of credit of $122,376,000, operating activities of $26,916,000, proceeds from the sale of assets of $21,100,000, issuance of common stock of $8,104,000, and issuance of subsidiary common stock of $2,434,000.

     The Company expects net capital expenditures for fiscal 1998 of approximately $80,000,000 comprised of approximately $59,000,000 to be used for upgrading and enhancing its information systems and telecommunications equipment and approximately $21,000,000 for warehouse reconfiguration and equipment. Actual capital expenditures for fiscal 1998 may be greater or less than budgeted amounts.

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

  Cash and cash equivalents increased by $14,314,000 in fiscal 1995. This increase reflects net proceeds from the sale of common stock of $449,288,000 (primarily from the March and September 1995 public offerings) offset by the purchase of common stock held by OfficeMax, Inc. for $195,831,000, net payments on the line of credit of $18,871,000, payments for capital expenditures during fiscal 1995 of $53,124,000, cash paid for acquisitions of $124,300,000, cash used in operating activities and repayment of debt of $99,838,000 and net other additions of $56,990,000. Net cash used in operating activities of $16,433,000 reflects cash generated by net income plus non-cash expenses offset by an increased investment in accounts receivable and inventories reflecting increased sales and the introduction of the In-Stock Catalog into acquired operations.
The repayment of debt includes the repayment of debt of acquired companies.


     The Company believes that the borrowing capacity under the Senior Secured Credit Facility, together with proceeds from future debt and equity financings, in addition to the Company's cash on hand, capital resources and cash flows, will be sufficient to fund the Company's ongoing operations, anticipated capital expenditures and acquisition activity for the next twelve months. However, actual capital needs may change, particularly in connection with acquisitions which the Company may complete in the future.

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

SEASONALITY AND QUARTERLY RESULTS

  The Company's product distribution business is subject to seasonal influences. In particular, net sales and profits in the United States, Canada and Europe are typically lower in the summer months due to lower levels of business activity. Because cost of sales includes delivery and occupancy expenses, gross profit as a percentage of net sales may be impacted by seasonal fluctuations in net sales, higher delivery costs during inclement weather, and the acquisition of less efficient operations. Quarterly results may be materially affected by the timing of acquisitions and the timing and magnitude of acquisition integration costs. Therefore, the operating results for any three month period are not necessarily indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.

  Revenues and profit margins from the Company's local delivery services are subject to seasonal variations. Prolonged inclement weather can have an adverse impact on the Company's business to the extent that transportation and distribution channels are disrupted.


ACCOUNTING STANDARDS

  The Company is required to adopt SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of fiscal 1998. Upon adoption of SFAS No. 130, the Company will report all changes in the Company's stockholders' equity other than transactions with stockholders. Comprehensive income pursuant to SFAS No. 130 would include net income, as reported in the Consolidated Statement of Operations, plus the net changes in the foreign currency translation component of stockholders' equity.

  The Company is required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fourth quarter of fiscal 1998. SFAS No. 131 will supersede the business segment disclosure requirements currently in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required to disclose about its operating segments and provides guidance regarding what constitutes a reportable operating segment. The Company is currently evaluating disclosures under SFAS No. 131 compared to current disclosures.

  The Company is required to adopt the disclosure requirements of SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," in the fourth quarter of fiscal 1998. SFAS No. 132 revises disclosure requirements for such pension and postretirement benefit plans to, among other things, standardize certain disclosures and eliminate certain other disclosures no longer deemed useful. SFAS No. 132 does not change the measurement or recognition criteria for such plans.

  On March 4, 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1 providing guidance on accounting for the costs of computer software developed or obtained for internal use. The effective date of this pronouncement is for fiscal years beginning after December 15, 1998.
The Company
is in the process of reviewing its current policies of accounting for costs associated with internal software development projects and how they may be affected by SOP 98-1. The Company believes its current policies are materially consistent with the SOP, however, the ultimate impact on the Company's future results of operations has not yet been determined.


IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system/job failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

     The Company's ISIS computer software has been designed with the Year 2000 issue in mind, and the Company believes it is Year 2000 compliant; however, Corporate Express utilizes many different systems and software programs to process and summarize business transactions. The Company is continuing the evaluation of its various operating systems and determining the additional remediation efforts required to ensure its computer systems will properly utilize dates beyond December 31, 1999. Preliminary results of this assessment have revealed that remediation efforts required will vary from system to system. For example, it appears some systems will not require any additional programming efforts, while others may require significant programming changes.

     The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     For those systems identified as non-compliant, the Company has begun and, in certain cases, completed remediation efforts. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project before January 31, 1999. The total estimated cost of the Year 2000 project is estimated to be between $6,000,000 and $8,000,000 and is being funded through operating cash flows. These costs are not expected to be material to the Company's consolidated results of operations. Of the total project cost, approximately $2,000,000 is attributable to the purchase of new software or equipment which will be capitalized. The remaining $4,000,000 to $6,000,000 will be expensed as incurred. In a number of instances, the Company may decide to install new software or upgraded versions of current software programs which are Year 2000 compliant. In these instances, the Company may capitalize certain costs of the new system in accordance with current accounting guidelines.

     The Company presently believes that with modifications to existing software and conversions to new software for those sites which it believes may be effected, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company is primarily exposed to currency exchange-rate risk with respect to its transactions and net assets denominated in Canadian and Australian Dollars, U.K. Pound Sterling, French Francs, German Marks, Irish Pounds, Swiss Francs and Italian Lira. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash inflows resulting from transactions with foreign customers and suppliers denominated in foreign currencies may be adversely affected by changes in currency exchange rates.

  Based on debt balances at January 31, 1998, a hypothetical 10% change in the Company's weighted average interest rate would have an immaterial effect on the Company's fiscal 1998 pretax earnings and on the fair value of the Company's fixed-rate financial instruments.

  During fiscal 1997, the Company entered into an interest rate hedging contract based on $300,000,000 of U.S. Treasury notes to manage the Company's exposure related to an anticipated debt offering which the Company expects to complete in the second quarter of fiscal 1998. Any gain or loss from the settlement of the contract will be included in deferred financing costs and will be amortized over the term of the new debt agreement as an adjustment to the effective interest rate of the debt agreement. As of April 27, 1998, the deferred unrealized loss on the contract is $4,700,000 and the amortization of the settlement gain or loss is anticipated to be immaterial to the Company's future earnings. The Company had no other financial instrument contracts outstanding as of January 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of
 Corporate Express, Inc.:

  We have audited the accompanying consolidated financial statements and the consolidated financial statement schedule of Corporate Express, Inc. as of January 31, 1998, March 1, 1997 and March 2, 1996 and for the eleven month period ended January 31, 1998 and the years ended March 1, 1997, March 2, 1996 and February 25, 1995 listed in the index in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Express, Inc. as of January 31, 1998, March 1, 1997 and March 2, 1996 and the consolidated results of their operations and their cash flows for the eleven month period ended January 31, 1998 and the years ended March 1, 1997, March 2, 1996, and February 25, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
Denver, Colorado
April 6, 1998
except for Note 18, for  which
the date is April 22, 1998

                            CORPORATE EXPRESS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


ASSETS

                                                               January 31,             March 1,                March 2,
                                                                 1998                   1997                    1996
                                                            ----------------       ----------------        ----------------

Current assets:
  Cash and cash equivalents                                       $   44,362             $   54,499              $   29,813
  Trade accounts receivable, net of allowance
    of $14,523, $13,004 and $6,964, respectively                     616,574                494,199                 320,483
  Notes and other receivables                                         86,687                 55,530                  30,046
  Inventories                                                        251,108                187,558                 128,803
  Deferred income taxes                                               40,729                 29,076                  18,470
  Other current assets                                                41,713                 28,548                  27,357
                                                                  ----------             ----------              ----------
          Total current assets                                     1,081,173                849,410                 554,972

Property and equipment:
  Land                                                                17,540                 14,105                   8,715
  Buildings and leasehold improvements                               126,006                106,824                  38,663
  Furniture and equipment                                            339,577                249,693                 130,497
                                                                  ----------             ----------              ----------
                                                                     483,123                370,622                 177,875
  Less accumulated depreciation                                     (131,756)              (106,891)                (60,744)
                                                                  ----------             ----------              ----------
                                                                     351,367                263,731                 117,131
Goodwill, net of accumulated amortization of $57,558,
  $36,471 and $16,292, respectively                                  847,544                671,967                 333,161
Other assets, net                                                     69,575                 58,869                  18,101
                                                                  ----------             ----------              ----------
          Total assets                                            $2,349,659             $1,843,977              $1,023,365
                                                                  ==========             ==========              ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      January 31,              March 1,                March 2,
                                                                         1998                   1997                    1996
                                                                  ------------------       ----------------        ----------------
Current liabilities:
  Accounts payable - trade                                                354,915             $  292,041              $  177,295
  Accounts payable - acquisitions                                           6,106                  5,078                   2,063
  Accrued payroll and benefits                                             61,308                 45,512                  26,648
  Accrued purchase costs                                                    9,378                 12,888                   3,049
  Accrued merger and related costs                                         15,512                 18,484                  24,880
  Other accrued liabilities                                                80,214                 52,012                  42,955
  Current portion of long-term debt and capital leases                     36,264                 29,742                  24,389
                                                                       ----------             ----------              ----------
     Total current liabilities                                            563,697                455,757                 301,279

Capital lease obligations                                                   9,414                 11,545                   9,568
Long-term debt                                                            753,829                621,705                 153,831
Deferred income taxes                                                      52,515                 26,819                   7,374
Minority interest in subsidiaries                                          20,791                 22,015                  24,843
Other non-current liabilities                                              16,980                 12,529                   4,694
                                                                       ----------             ----------              ----------
     Total liabilities                                                  1,417,226              1,150,370                 501,589

Commitments and contingencies (Notes 8 and 9)

Shareholders' equity:
  Preferred stock, $.0001 par value, 25,000,000
    shares authorized, none issued or outstanding                               -                      -                       -
  Common stock, $.0002 par value, 300,000,000
    shares authorized, 142,392,845, 126,171,467 and
    111,954,350 shares issued and outstanding, respectively                    28                     25                      22
  Common stock, non-voting, $.0002 par value,
    3,000,000 shares authorized, none issued or outstanding                     -                      -                       -
  Additional paid-in capital                                              852,507                646,536                 513,358
  Retained earnings                                                        91,887                 48,222                   8,200
  Foreign currency translation adjustments                                (11,989)                (1,176)                    196
                                                                       ----------             ----------              ----------
     Total shareholders' equity                                           932,433                693,607                 521,776
                                                                       ----------             ----------              ----------
          Total liabilities and shareholders' equity                   $2,349,659             $1,843,977              $1,023,365
                                                                       ==========             ==========              ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Eleven                      Years Ended
                                                       Months Ended      ------------------------------------------
                                                        January 31,        March 1,        March 2,     February 25,
                                                            1998            1997            1996            1995
                                                        -----------      ----------    ------------      ----------
Net sales                                                $3,573,311      $3,196,056      $1,890,639      $1,145,151
Cost of sales                                             2,733,308       2,417,746       1,417,366         855,361
Merger related inventory provisions                               -               -           5,952               -
                                                         ----------      ----------      ----------      ----------
     Gross profit                                           840,003         778,310         467,321         289,790

Warehouse operating and selling expenses                    605,243         562,879         342,581         219,213
Corporate general and administrative expenses               105,055          95,101          49,742          29,624
Merger and other nonrecurring charges                        14,890          19,840          36,838               -
                                                         ----------      ----------      ----------      ----------
     Operating profit                                       114,815         100,490          38,160          40,953

Interest expense, net                                        38,115          26,949          17,968          16,915
Other income                                                    842             244           1,786             562
                                                         ----------      ----------      ----------      ----------
     Income before income taxes                              77,542          73,785          21,978          24,600
Income tax expense                                           34,457          33,649          13,766           8,294
                                                         ----------      ----------      ----------      ----------
     Income before minority interest                         43,085          40,136           8,212          16,306
Minority interest (income) expense                           (1,319)         (1,860)          1,436              69
                                                         ----------      ----------      ----------      ----------
     Income from continuing operations                       44,404          41,996           6,776          16,237
Discontinued operations:
     Loss from discontinued operations                            -               -               -             327
     Loss on disposals                                            -               -           1,225               -
                                                         ----------      ----------      ----------      ----------
     Income  before extraordinary item                       44,404          41,996           5,551          15,910
Extraordinary item:
     Gain on early extinguishment of debt                         -               -               -             586
                                                         ----------      ----------      ----------      ----------
     Net income                                          $   44,404      $   41,996      $    5,551      $   16,496
                                                         ==========      ==========      ==========      ==========

Pro forma net income (Note 14)                           $   44,404      $   40,281      $    5,140      $   15,769
                                                         ==========      ==========      ==========      ==========

Pro forma net income (loss) per share -
 Basic:
     Continuing operations                               $      .34      $      .33      $      .06      $      .20
     Discontinued operations                                      -               -            (.01)            .00
     Extraordinary item                                           -               -               -             .00
                                                         ----------      ----------      ----------      ----------
     Net income                                          $      .34      $      .33      $      .05      $      .20
                                                         ==========      ==========      ==========      ==========

Pro forma net income (loss) per share -
 Diluted:
     Continuing operations                               $      .32      $      .31      $      .06      $      .19
     Discontinued operations                                      -               -            (.01)            .00
     Extraordinary item                                           -               -               -             .00
                                                         ----------      ----------      ----------      ----------
     Net income                                          $      .32      $      .31      $      .05      $      .19
                                                         ==========      ==========      ==========      ==========

Weighted average common shares outstanding:
    Basic                                                   131,423         121,901         104,162          75,400
    Diluted                                                 137,858         130,029         110,408          79,026

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.


                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     FOR THE YEARS ENDED FEBRUARY 25, 1995, MARCH 2, 1996 AND
                                      MARCH 1, 1997 AND ELEVEN MONTHS ENDED JANUARY 31, 1998
                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                            Foreign
                                             Preferred Stock            Common Stock        Additional     Currency
                                            -----------------        ------------------      Paid-in      Translation     Retained
                                            Shares     Amount        Shares      Amount      Capital       Adjustment     Earnings
                                            ------     ------        ------      ------      -------       ----------     --------

Balance, February 28, 1994                 26,980,000   $ 7,502      38,378,246     $ 8      $115,805       $      9     $(6,963)
Issuance of common stock                                             31,602,150       6       138,300
Conversion of common stock                    100,000                  (112,500)                    -
Conversion of preferred stock             (19,580,000)       (2)     22,027,500       4            (2)
Redemption of preferred stock              (7,500,000)   (7,500)
Preferred stock dividend                                                                                                    (432)
S Corporation dividends and other equity
  transactions of pooled companies                                                                117                     (4,076)
Net income                                                                                                                16,496
Foreign currency translation
 adjustment                                                                                                       50
                                       --------------    -------   ------------  ------    ----------    -----------    --------
Balance, February 25, 1995                          -          -     91,895,396      18       254,220             59       5,025
Issuance of common stock                                             20,058,954       4       245,573
Young capital contribution                                                                     12,182
Adjustment to conform fiscal year
 ends of certain pooled companies                                                                                          1,876
S Corporation dividends and other
 equity transactions of pooled companies                                                        1,383                     (4,252)
Net income                                                                                                                 5,551
Foreign currency translation
 adjustment                                                                                                      137
                                       --------------    -------   ------------  ------    ----------    -----------    --------
Balance, March 2, 1996                              -          -    111,954,350      22       513,358            196       8,200
Issuance of common stock                                             14,217,117       3       119,274
Tax benefit on non-qualified stock
   options exercised                                                                           11,161
Adjustment to conform fiscal year
   ends of certain pooled companies                                                                                         (430)
S Corporation dividends and other
  equity transactions of pooled
   companies                                                                                    2,743                     (1,544)
Net income                                                                                                                41,996
Foreign currency translation
 adjustment                                                                                                   (1,372)
                                       --------------    -------   ------------  ------    ----------    -----------    --------
Balance, March 1, 1997                              -          -    126,171,467     $25      $646,536       $ (1,176)    $48,222
Issuance of common stock                                             16,221,378     $ 3       198,095
Tax benefit on non-qualified
   stock option exercised                                                                       4,673
Equity transactions of pooled
 companies                                                                                      3,203                       (739)
Net income                                                                                                                44,404
Foreign currency translation
 adjustment                                         -          -             -        -             -        (10,813)          -
                                       --------------    -------   ------------  ------    ----------    -----------    --------
Balance, January 31, 1998                           -    $     -   142,392,845      $28      $852,507       $(11,989)    $91,887
                                       ==============   ========   ===========  =======     =========    ===========    ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.


                                                      CORPORATE EXPRESS, INC.


                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (IN THOUSANDS)


                                                           Eleven                             Years Ended
                                                        Months Ended   ----------------------------------------------------------
                                                        January 31,         March 1,             March 2,           February 25,
                                                            1998              1997                 1996                 1995
                                                       -------------   ---------------     -----------------     ----------------
Cash flows from operating activities:
  Net income                                              $ 44,404           $  41,996             $   5,551            $  16,496
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                          39,477              30,319                18,765               10,705
      Amortization                                          21,188              18,417                 9,733                6,373
      Non-cash portion of merger and restructuring
       charge                                                2,197               3,761                10,268                    -
      Adjustment to conform fiscal years                         -                (430)                1,876                    -
      Gain on early extinguishment of debt                       -                   -                     -                 (700)
      Minority interest (income)/expense                    (1,319)             (1,860)                1,436                   69
      Other                                                  3,743               1,496                (1,263)                 492
  Changes in assets and liabilities, excluding
   acquisitions:
     (Increase) decrease  in accounts receivable           (99,758)            (45,552)              (43,173)             (29,672)
     (Increase) decrease  in inventory                     (23,369)            (12,015)              (11,538)              (5,934)
     (Increase) decrease in other current assets           (16,632)             (1,984)              (12,494)              (3,338)
      (Increase) decrease  in other assets                   8,348               3,694                (2,194)              (1,260)
      Increase (decrease) in accounts payable               23,144                (667)               (8,798)              16,167
      Increase (decrease) in accrued liabilities            25,493             (11,422)               15,398                2,638
                                                          --------           ---------             ---------            ---------
Net cash provided by (used in) operating activities         26,916              25,753               (16,433)              12,036
                                                          --------           ---------             ---------            ---------

Cash flows from investing activities:
Proceeds from sale of assets                                21,100               3,026                 5,899                  463
  Capital expenditures                                     (82,959)           (119,639)              (53,124)             (18,670)
  Payment for acquisitions, net of cash acquired           (33,369)           (255,830)             (124,300)             (87,886)
  Investment in marketable securities                       (5,229)            (15,602)                    -                    -
  Other, net                                                 5,012              (1,978)                   72                 (612)
                                                          --------           ---------             ---------            ---------
Net cash used in investing activities                      (95,445)           (390,023)             (171,453)            (106,705)
                                                          --------           ---------             ---------            ---------

Cash flows from financing activities:
Issuance of preferred and common stock                       8,104              12,643               449,288              134,993
  Stock offering costs                                           -                   -               (20,313)              (9,388)
  Issuance of subsidiary common stock                        2,434               2,258                 7,733                    -
  Young capital contribution                                     -                   -                12,182                    -
  Purchase of common stock held by OfficeMax                     -                   -              (195,831)                   -
  Preferred stock redemption                                     -                   -                     -               (7,500)
  Debt issuance costs                                       (1,083)             (8,818)                    -                 (869)
  Proceeds from long-term borrowings                        10,241             347,829                44,208               35,189
  Repayments of long-term borrowings                       (31,575)            (37,948)              (71,813)             (35,422)
  Proceeds from short-term borrowings                       15,308                 772                12,835                    -
  Repayments of short-term borrowings                       (4,367)            (26,945)              (11,592)             (11,095)
  Cash paid to retire bonds                                (62,178)                  -                     -               (9,300)
  Net proceeds from (payments on) line of credit           122,376             104,382               (18,871)               1,778
  Other                                                        (22)             (4,833)               (4,245)              (1,647)
                                                          --------           ---------             ---------            ---------
Net cash provided by financing activities                   59,238             389,340               203,581               96,739
                                                          --------           ---------             ---------            ---------
Net cash provided by (used in) discontinued                    (12)                 61                  (222)                (600)
 operations                                               --------           ---------             ---------            ---------
Effect of foreign currency exchange rate changes              (834)               (445)               (1,159)                  25
 on cash                                                  --------           ---------             ---------            ---------
Increase (decrease) in cash and cash equivalents           (10,137)             24,686                14,314                1,495
Cash and cash equivalents, beginning of period              54,499              29,813                15,499               14,004
                                                          --------           ---------             ---------            ---------
Cash and cash equivalents, end of period                  $ 44,362           $  54,499             $  29,813            $  15,499
                                                          ========           =========             =========            =========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of
   amounts capitalized                                      42,593           $  35,526             $  20,469            $  13,829
  Cash paid (received) during the period for taxes          (7,686)          $  25,413             $  16,046            $   6,082


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                            CORPORATE EXPRESS, INC.

  Supplemental schedule of noncash investing and financing activities:

  Capital lease obligations in the amount of $5,212,000, $7,198,000, $4,305,000 and $3,103,000 were incurred during fiscal 1997, 1996, 1995 and 1994, respectively.

  During the eleven months ended January 31, 1998, the Company acquired for a net cash purchase price of $24,572,000 and approximately 14,895,000 shares of common stock, 16 domestic product distributors and 15 international product distributors. Included in the 16 domestic product distributors is the acquisition of Data Documents, Incorporated ("DDI"), a provider of forms management services, custom business forms and pressure-sensitive labels for large corporate customers, for approximately 10,740,000 shares of common stock. There were no material pooling of interests transactions during fiscal 1997.

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



                                                               Eleven                      Years Ended
                                                             Months Ended     --------------------------------------
                                                              January 31,     March 1,     March 2,    February 25,
                                                                 1998           1997         1996          1995
                                                             -------------   ----------   ----------   -------------

Fair value of assets acquired                                   $ 383,840    $ 620,252    $ 271,264        $135,248
Cash paid, net of cash acquired                                   (24,572)    (241,846)    (118,256)        (74,707)
Issuance of notes payable                                             ---       (4,650)     (11,111)            ---
Issuance of stock                                                (184,264)     (86,922)      (9,562)         (4,614)
Forgiveness of debt                                                   ---          ---      (11,138)           (150)
Purchase price payable, included in current liabilities            (3,076)      (4,057)      (2,750)         (5,325)
                                                                ---------    ---------    ---------        --------
Liabilities assumed                                             $ 171,928    $ 282,777    $ 118,447        $ 50,452
                                                                =========    =========    =========        ========

  During the eleven months ended January 31, 1998, the Company paid $8,797,000 and issued 252,000 shares of common stock for prior period acquisitions including its purchase of the remaining 49% interest in Corporate Express United Kingdom.

  During fiscal 1996, the Company paid $11,695,000 for prior period acquisitions, $2,289,000 to dissenting shareholders of a pooled company, purchased a warehouse facility for 202,250 shares of common stock, and issued 107,207 shares of common stock to retire convertible debt of $1,449,400 previously issued by one of the Company's acquired subsidiaries.

  During fiscal 1995, the Company paid $6,044,000 for prior period acquisitions.

  During fiscal 1994, the Company paid $11,643,000 for prior period acquisitions, recorded a liability of $1,855,000 for subsequent payments due to the sellers of a company acquired by Lucas in fiscal 1993, issued 14,610,000 shares of common stock upon conversion of its Series A, B and C preferred stock on a two-for-one basis, and purchased for $350,000 in cash and $100,000 in notes payable a 45% interest in an office products distributor. Additionally, Delivery distributed non-cash dividends of $493,000 to certain Delivery stockholders and Young accrued dividends of $2,044,000 on Young's preferred stock which were converted to a subordinated promissory note. This note and accrued interest was contributed as additional paid in capital.


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            CORPORATE EXPRESS, INC.

                  NOTES TO COONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Operations

   Corporate Express, Inc. ("Corporate Express" or the "Company") is a leading global provider of essential goods and services to large corporations and organizations. The Company's current product and service offerings include office supplies, paper, computer and imaging supplies, computer desktop software, office furniture, janitorial and cleaning supplies, advertising specialties, custom business forms, pressure-sensitive label products, forms management services, printing, same-day local delivery services and distribution logistics management. The Company's target customers are large corporations which operate from multiple locations and can benefit from selecting suppliers who can service them in many of their locations nationally and internationally.

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. As more fully described in Note 3, the Company has consummated numerous acquisitions certain of which were accounted for as poolings of interests and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of Delivery, Young, Nimsa, HMI and Sofco for all applicable periods. The accompanying financial statements have been restated to include the operations of UT effective March 3, 1996 and Nimsa effective from its formation in fiscal 1995; prior UT results were immaterial. Acquisitions accounted for as purchases are included in the accounts and operations as of the effective date of the transaction and immaterial acquisitions accounted for as poolings of interests are included in the accounts and operations as of the beginning of the fiscal quarter in which the transaction is effective. The Company accounts for its investments in less than 50% owned entities using the equity or cost methods. All intercompany balances and transactions have been eliminated.

   Definition of Fiscal Year

   As used in these consolidated financial statements and notes to consolidated financial statements, "fiscal 1997" refers to the eleven-month period ended January 31, 1998 and "fiscal 1996," "fiscal 1995," and "fiscal 1994" refer to the Company's fiscal years ended March 1, 1997, March 2, 1996 and February 25, 1995, respectively. In connection with the mergers, Nimsa, UT and HMI changed their 1996 fiscal year ends, Sofco changed its 1996 and 1995 fiscal year ends, and Delivery and Young changed their 1995 fiscal year ends to conform to the fiscal year ends of the Company. References to fiscal 1995 for Nimsa refers to Nimsa's June 1996 year end; references to fiscal 1995 and prior fiscal years for HMI refers to HMI's December year end; and references to fiscal 1994 and prior fiscal years for Sofco, Delivery and Young refer to Sofco's May year end, Delivery's December year end and Young's September year end.

   Cash and Cash Equivalents

   All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value.

   Inventories

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

                            CORPORATE EXPRESS, INC.

   Property and Equipment

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

   The Company capitalizes certain internal and external software costs that benefit future years. The amortization commencement is dependent on when the software is placed in service (for purchased software) or when the software is ready for its intended use (for internally developed software). All software is amortized over its economic useful life, which is three to seven years using the straight-line method.

   Capitalized internally developed software balances were $83,474,000, $50,658,000 and $16,790,000 at January 31, 1998, March 1, 1997, and March 2,
1996, respectively. Capitalized costs include, primarily, payments to outside firms for direct services related to the development of the software, salaries and wages of individuals dedicated to the development of the software, and capitalized interest. Software amortization expense was $2,259,000 and $476,000 for the periods ending January 31, 1998 and March 1, 1997, respectively. There was no amortization expense in the period ended March 2, 1996.

   On November 11, 1997, the FASB Emerging Issues Task Force (EITF) issued EITF 97-13 providing guidance on the treatment of business process reengineering costs ("BPR") for companies that have undertaken enterprise software projects. The EITF required all previously capitalized BPR costs be written off through a cumulative catch-up adjustment in the current period. The effect of adopting EITF 97-13 was not material to the Company's consolidated financial results.

Concentration of Credit Risk

   The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high quality credit institutions. At times, such investments may be in excess of the FDIC insurance limit.

   Concentration of credit risk with respect to trade receivables is limited due to the wide variety of customers and markets into which the Company's products are sold, as well as their dispersion across many geographic areas. As a result, as of January 31, 1998, the Company did not consider itself to have any significant concentrations of credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

   The Company does not enter into financial instruments for trading or speculative purposes. The counterparts to all financial instrument contracts outstanding are major financial institutions, and the Company does not have significant exposure to any one counterparty.

   The Company maintains allowances for potential credit losses and historical losses have been within management's expectations.

                            CORPORATE EXPRESS, INC.

   Intangible Assets

   Goodwill is amortized on a straight-line basis over periods of 25 and 40 years. Noncompete agreements, which are included in other assets, are amortized on a straight-line basis over periods of two to ten years. The Company evaluates intangible assets periodically in accordance with Statement of Financial Accounting Standards No. 121 to determine whether they are properly reflected in the financial statements based upon future undiscounted operating cash flows. If an impairment is determined to exist, the impaired asset is written down to fair market value. The balance of $847,544,000 at January 31, 1998 reflects fiscal period 1997 additions from acquisitions of $197,250,000.

   Accrued Purchase Costs

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

   Accrued Merger and Related Costs

   Accrued merger and related costs include the actual costs of completing acquisitions accounted for as pooling of interests transactions, additional costs associated with integrating the combined companies' operations, including liabilities for severance benefits for employees expected to be terminated, and costs to restructure the Company's existing operations.

   Revenue Recognition

   Revenue is recognized upon the shipment of products and completion of service to customers.

   Cost of Sales

   Vendor rebates and similar payments are recognized on an accrual basis in the period earned and are recorded as a reduction to cost of sales. Delivery and occupancy costs are included as an increase to cost of sales.

   Warehouse Operating and Selling Expenses

   Warehouse operating and selling expenses include all costs associated with operating regional warehouses and sales offices, including warehouse labor, related warehouse general and administrative expenses (excluding occupancy), selling expenses and commissions related to the Company's direct sales force, and warehouse assimilation costs.

   Foreign Currency Translation

   Balance sheet accounts of foreign operations are translated using the year-end exchange rate, and income statement accounts are translated on a monthly basis using the average exchange rate for the period. Translation gains and losses are recorded in shareholders' equity, and realized gains and losses from transactions are reflected in income. An aggregate transaction gain of $116,000 and a loss of $37,000 were included in the determination of net income in fiscal 1996 and 1995, respectively. No material transaction gains or losses were included in the determination of net income in fiscal 1997 and 1994. The Company does not currently hedge foreign currency risk exposure.

                            CORPORATE EXPRESS, INC.

Income Taxes

   For all periods presented, income taxes are calculated using the liability method in accordance with the provisions set forth in Statement of Financial Accounting Standards (SFAS) No. 109.

   Pro Forma Income Taxes

   In fiscal 1996, the Company acquired an entity in a pooling of interests transaction, which was previously an S Corporation for income tax purposes prior to its acquisition by Corporate Express, and accordingly, any income tax liabilities for the periods prior to the acquisition are the responsibility of the previous owner. For purposes of these consolidated financial statements, federal and state income taxes have been provided as a pro forma adjustment as if the acquired entity had filed C Corporation tax returns for the pre-acquisition periods (See Note 14).

   Pro Forma Net Income Per Share

   Effective for the eleven months ended January 31, 1998, pro forma earnings per share (EPS) is computed and presented in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes all prior EPS guidance found in APB Opinion No. 15. Basic EPS excludes dilution and is computed by dividing income available to common stockholders (net income after giving effect to the pro forma tax adjustment and after preferred stock dividend requirements of Young of $432,000 for the year ended February 25, 1995) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All prior periods have been restated to conform with SFAS No. 128.

   Stock Split and Stock Dividends

   In connection with its initial public offering, the Company effected a one-for-two reverse stock split in August 1994 and converted all of its outstanding preferred stock to common stock on a three-for-two share basis in September 1994. The Company distributed a 50% share dividend in June 1995 and January 1997. All share numbers and prices have been adjusted to reflect the reverse stock split, the conversion of preferred to common and the 50% share dividends.

   Use of Estimates in the Preparation of Financial Statements

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

   Reclassifications

   Certain reclassifications have been made to the fiscal 1996, 1995 and 1994 consolidated financial statements to conform to the fiscal 1997 presentation. These reclassifications had no impact on net income.

   New Accounting Standards

   The Company is required to adopt SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. Upon adoption of SFAS No. 130, the Company will report all changes in the Company's stockholders' equity other than transactions with stockholders. Comprehensive income pursuant to SFAS No. 130 would include net

                            CORPORATE EXPRESS, INC.

income, as reported in the Consolidated Statement of Operations, plus the net changes in the foreign currency translation component of stockholders' equity.

   The Company is required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fourth quarter of 1998. SFAS No. 131 will supercede the business segment disclosure requirements currently in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required to disclose about its operating segments and provides guidance regarding what constitutes a reportable operating segment. The Company is currently evaluating disclosures under SFAS No. 131 compared to current disclosures.

   The Company is required to adopt the disclosure requirements of SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," in the fourth quarter of 1998. SFAS No. 132 revises disclosure requirements for such pension and postretirement benefit plans to, among other things, standardize certain disclosures and eliminate certain other disclosures no longer deemed useful. SFAS No. 132 does not change the measurement or recognition criteria for such plans.

  On March 4, 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1 providing guidance on accounting for the costs of computer software developed or obtained for internal use. The effective date of this pronouncement is for fiscal years beginning after December 15, 1998.
The Company is in the process of reviewing its current policies for accounting for costs associated with internal software development projects and how they may be affected by SOP 98-1. The Company believes its current policies are materially consistent with the SOP; however, the ultimate impact on the Company's future results of operations has not yet been determined.


2. CHANGE IN YEAR END

   In January 1998, the Company changed its fiscal year end from the end of February to January 31,1998. The results of operations of the Company for the eleven months ended January 31, 1998 and February 1, 1997 are as follows:

                                                            Eleven Months       Eleven Months
                                                                Ended               Ended
                                                          January 31, 1998    February 1, 1997
                                                          -----------------   -----------------
                                                              (Audited)          (Unaudited)

   Net sales                                                    $3,573,311          $2,911,189
   Cost of sales                                                 2,733,308           2,205,359
                                                                ----------          ----------
   Gross profit                                                    840,003             705,830
   Warehouse operating and selling expenses                        605,243             508,676
   Corporate general and administrative expenses                   105,055              87,793
   Merger and other non-recurring items                             14,890              19,841
                                                                ----------          ----------
   Operating profit                                                114,815              89,520
   Net interest expense                                             38,115              24,550
   Other income                                                        842                 152
                                                                ----------          ----------
   Income before income taxes                                       77,542              65,122
   Income tax expense                                               34,457              30,728
   Minority interest income                                          1,319               1,314
                                                                ----------          ----------
   Net income                                                   $   44,404          $   35,708
                                                                ==========          ----------
   Pro forma net income (1)                                     $   44,404          $   33,993
                                                                ==========          ==========

                            CORPORATE EXPRESS, INC.


   Pro forma net income per common share  - Basic                    $0.34               $0.28
   Pro forma net income per common share  -  Diluted                 $0.32               $0.26

(1) Pro forma net income for the eleven months ended February 1, 1997 reflects the tax impact for a subchapter S acquisition as if the acquired company was a C corporation.


3. POOLING OF INTERESTS

   Fiscal 1997

   The Company completed 6 acquisitions which were accounted for as immaterial poolings of interests for approximately 2,208,000 shares of common stock. The financial statements for these immaterial acquisitions for periods prior to the acquisition have not been restated. There were no material pooling of interests transactions in fiscal 1997.

   Fiscal 1996

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

   Effective October 31, 1996, the Company issued approximately 1,125,000 shares of common stock and paid approximately $2,289,000 to the consenting and dissenting shareholders, respectively, of Nimsa, a computer software reseller located in Paris, France, in exchange for all of Nimsa's outstanding stock.

   In addition to the above acquisitions, the Company completed 14 other acquisitions which were accounted for as immaterial poolings of interests for approximately 1,942,000 shares of common stock during fiscal 1996. The financial statements for these immaterial acquisitions for periods prior to the acquisition have not been restated.


   Fiscal 1995

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

   Also in fiscal 1995, prior to merging with the Company, Delivery acquired the outstanding stock of 14 companies in exchange for approximately 3,951,000 shares of Delivery common stock.

                            CORPORATE EXPRESS, INC.

   Fiscal 1994

   Delivery acquired the stock of six companies in exchange for approximately 1,722,000 shares of Delivery common stock.

   Results of Pooled Companies Prior to Merger

   Separate results of operations for Corporate Express and the pooled operations for the periods prior to the mergers are as follows:

                                                                      Year Ended
                                                         -----------------------------------------
                                                          March 1,      March 2,     February 25,
                                                            1997          1996           1995
                                                         -----------   -----------   -------------
                                                                      (In thousands)
  Net sales:
    Corporate Express                                    $2,715,785    $1,132,012      $  621,469
    HMI                                                      92,080        84,013          83,752
    Sofco                                                   139,734       144,621         133,481
    UT                                                      196,199           ---             ---
    Nimsa                                                    52,258        71,901             ---
    Young                                                       ---       115,628          86,184
    Delivery                                                    ---       306,364         109,865
    Delivery poolings prior to merger with Delivery             ---        36,100         110,400
                                                         ----------    ----------      ----------
    Combined                                             $3,196,056    $1,890,639      $1,145,151
                                                         ==========    ==========      ==========

  Net income (loss):
    Corporate Express                                    $   31,710    $    3,702      $    5,248
    HMI                                                       4,182           990           1,772
    Sofco                                                     3,529           319           1,989
    UT                                                        1,369           ---             ---
    Nimsa                                                     1,206         1,762             ---
    Young                                                       ---        (3,073)          1,264
    Delivery                                                    ---           815           4,223
    Delivery poolings prior to merger with Delivery             ---         1,036           2,000
                                                         ----------    ----------      ----------
    Combined                                             $   41,996    $    5,551      $   16,496
                                                         ==========    ==========      ==========

  Other changes in shareholders' equity:
    Corporate Express                                    $  106,299    $  229,356      $  115,024
    HMI                                                      (3,761)       (2,193)         (1,917)
    Sofco                                                     1,538          (230)            694
    UT                                                       26,135            --              --
    Nimsa                                                      (376)        6,026              --
    Young                                                        --        13,028          (7,932)
    Delivery                                                     --        12,032          23,211
    Delivery poolings prior to merger with Delivery              --        (1,116)         (2,613)
                                                         ----------    ----------      ----------
    Combined                                             $  129,835    $  256,903      $  126,467
                                                         ==========    ==========      ==========

                            CORPORATE EXPRESS, INC.

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

  The results of operations for the adjustment periods are as follows:

                      Period     Net Sales   Net Income
                    ----------   ---------   ----------
                                    (in thousands)

Nimsa                3/96-6/96     $25,986       $  630
HMI                  1/96-2/96      15,415          200
Sofco                3/95-5/95      33,085          747
Young               10/94-2/95      39,683          846
Delivery             1/95-2/95      50,382        1,777


4.  MERGER AND OTHER NONRECURRING COSTS

  During fiscal 1997, the Company recorded a net merger and other nonrecurring charge of $14,890,000. This net charge is comprised of $18,827,000 in merger and other nonrecurring charges in connection with the Company's acquisition of DDI, several acquisitions accounted for as immaterial poolings of interests, the continued integration of delivery services and certain provisions for reductions in force and facility closures at other locations, offset by $3,937,000 in revisions to the merger and other nonrecurring charges established in previous periods to reflect the final transaction and exit costs incurred. These revisions reflect the finalization of employee contract buyouts and

                            CORPORATE EXPRESS, INC.

delays in closing certain facilities and disposition of related assets. The 1997 fiscal period charge includes the planned closure of 34 facilities and the reduction of 722 employees. As of January 31, 1998, no facilities have been closed or consolidated and 93 employees have been terminated.

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

   The fiscal year 1996 charges include the actual costs of completing the acquisitions, anticipated costs for integrating the delivery business, closing other redundant facilities, and severance for employee terminations, merging various UT facilities into Company locations and closing redundant facilities. The original charge included the closure of 115 facilities and the reduction of 484 employees; as a result of revised estimates during the third quarter ended November 29, 1997, 172 additional employees were identified to be terminated. To date 82 facilities have been closed or consolidated, 522 employees have been terminated, and 54 employees will no longer be terminated as the result of revised exit plans.

  The fiscal 1995 merger and other nonrecurring charge of $36,838,000 consisted of merger transaction related costs of $13,273,000; severance and employee termination costs of $7,457,000 (representing approximately 760 employees); facility closure and consolidation costs of $9,693,000; and other asset write-downs and costs of $6,415,000. Of the $36,838,000 charges, $7,724,000 are non-
cash charges. This liability was adjusted in fiscal 1996 to reflect the actual merger transaction costs incurred and to eliminate the original liability established for specific facilities which will not be closed as a result of the significant change in circumstances due to the acquisition of UT. The initial plan included the closure of 88 facilities and a reduction of 767 employees. To date 57 facilities have been closed or consolidated and 100 employees have been terminated. Revisions in the plan have eliminated the closure of 22 facilities and the reduction of 375 employees.

  The following table summarizes the merger and other nonrecurring charges and sets forth their usage for the periods indicated:

                            CORPORATE EXPRESS, INC.


                                                Employee                           Accrued
                                  Merger      Severance &        Facility          Merger &      Other Asset
                                Transaction   Termination       Closure &        Related Costs,  Write Downs
                                 Costs (1)      Costs(2)      Consolidations (3)    Balance      & Costs (4)        Total
                                 ---------   --------------   ------------------   ----------   --------------   ------------
                                                                (in thousands)

Fiscal 1995 charge                $13,273       $  7,457                $ 9,693      $30,423         $  6,415       $ 36,838
Payments                           (4,112)          (292)                (1,139)      (5,543)                         (5,543)
Non-cash usage                                                                                         (2,626)        (2,626)
                                  -------       --------                -------      -------         --------       --------
Balance, March 2, 1996              9,161          7,165                  8,554       24,880            3,789         28,669
Additions, net of reversals        15,015          2,783                   (546)      17,252            2,588         19,840
Payments                          (20,094)        (2,283)                (1,271)     (23,648)                        (23,648)
Non-cash usage                                                                                         (2,225)        (2,225)
                                  -------       --------                -------      -------         --------       --------
Balance, March 1, 1997              4,082          7,665                  6,737       18,484            4,152         22,636
Additions, net of reversals         4,485          7,745                    463       12,693            2,197         14,890
Payments                           (7,956)        (5,714)                (1,995)     (15,665)                        (15,665)
Non-cash usage                                                                                         (3,590)        (3,590)
                                  -------       --------                -------      -------         --------       --------
Balance, January 31, 1998         $   611       $  9,696                $ 5,205      $15,512         $  2,759       $ 18,271
                                  =======       ========                =======      =======         ========       ========

(1) Merger transaction costs are the direct costs from the pooling transactions and those direct costs incurred by DDI, and include legal, accounting, investment banking, printing, contract buy-outs and other related costs.
(2) Severance and employee termination costs are related to the elimination of duplicate management positions, facility closures and consolidations, and centralization of certain shared services. Of the 1,716 employees currently planned to be terminated, 715 have been terminated as of January 31, 1998. The Company expects to complete the facility closures and related terminations for the fiscal 1995 charge, which totals $1,638,000, and the fiscal 1996 charge, which totals $1,838,000, by the end of fiscal 1998. The centralization of certain shared services began in the second quarter of fiscal 1997 and will continue through fiscal 1998. The Company expects to complete the facility closures and related terminations for the fiscal year 1997 charge, which totals $6,220,000, by the end of fiscal 1998.
(3) Facility closure and consolidation costs are the estimated costs to close redundant facilities, lease costs and other costs associated with closed facilities. Of the 215 facilities currently planned to be closed or consolidated, 139 have been closed or consolidated. The remaining facilities in the fiscal 1995 and 1996 charges, and the facilities identified in the 1997 charge are expected to be closed by the end of fiscal 1998.
(4) Other asset write-downs and costs are recorded as contra assets, and include the loss on sale of assets and leasehold improvements and equipment being abandoned or written off as a result of the exit plans. The remaining balance primarily represents assets that will be disposed of in conjunction with facility closures, which are expected to be completed by the end of fiscal 1998.


5.  PURCHASES

  Fiscal 1997

  The Company acquired for a net cash purchase price of $24,572,000 and approximately 12,687,000 shares of common stock, 10 domestic product distributors, and 15 international product distributors. The excess of the purchase price over the fair market value of the net tangible assets acquired was allocated to goodwill and is being amortized over 40 years. Additionally, the Company completed six acquisitions which were accounted for as immaterial poolings of interest for approximately 2,208,000 shares of common stock. Included in the 10 domestic product distributors is the acquisition of DDI, a provider of forms management services, custom business forms and

                            CORPORATE EXPRESS, INC.

pressure-sensitive labels for large corporate customers, purchased for approximately 10,740,000 shares of common stock.

  In June 1997, the Company purchased the remaining 49% interest in Corporate Express United Kingdom by issuance of shares of Corporate Express common stock.

  Fiscal 1996

  The Company acquired for a net cash purchase price of $241,846,000 and approximately 3,600,000 shares of common stock, 46 domestic office product distributors, 29 international office product distributors and 11 delivery service companies. The excess of the purchase price over the fair market value of the net tangible assets acquired was allocated to goodwill and is being amortized over 40 years for office product distributors and 25 years for delivery service companies. Included in the 46 domestic product acquisitions are three purchases and one immaterial pooling consummated by UT prior to its acquisition by Corporate Express, and ASAP Software Express, Inc. ("ASAP"), a distributor of software to large corporations. The ASAP purchase price was $97,611,000 offset by cash acquired of $13,792,000. Included in the 29 international product acquisitions is Boulevard Produits De Bureau, Inc. ("Boulevard"), a seller of office supplies, furniture and equipment, for a net cash purchase price of $16,102,000. The Company also repaid $9,498,000 of Boulevard promissory notes with cash of $731,900 and 356,832 shares of the Company's common stock.

  In January 1997, Corporate Express Australia ("CEA") shareholders approved a one-for-five non-renounceable common stock rights offer at a price of A$.85 (US$.65) per share. Pursuant to the rights offer, on February 27, 1997, CEA issued 8,216,721 shares to Corporate Express and 3,553,370 shares to institutional investors. As of March 1, 1997, Corporate Express interest in CEA was 54.6%. On March 10, 1997, an additional 3,750,000 shares were issued to institutional investors which changed the Corporate Express interest in CEA to 52.4%.

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

  Pro Forma Results of Acquired Companies

  The operating results of all of the above acquisitions, which were accounted for as purchases, are included in the Company's consolidated statements of operations from the dates of acquisition. The following pro forma financial information assumes the acquisitions occurred at the beginning of the earliest period presented. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the year, or of results which may occur in the future. The pro forma results listed below are unaudited and reflect the impact of purchase price adjustments.

                                                Eleven Months     Year Ended   Year Ended
                                                    Ended          March 1,     March 2,
                                               January 31, 1998      1997         1996
                                               ----------------   ----------   ----------
                                                (In thousands, except per share amounts)
  Net sales                                          $3,889,076   $4,026,121   $3,444,883
  Net income before extraordinary item                   53,537       52,317       34,783
  Net income                                             53,537       52,263       31,103
  Net income per common share - Basic                      0.38         0.38         0.25
  Net income per common share  -  Diluted                  0.36         0.35         0.24


6.  ACCRUED PURCHASE COSTS

  In conjunction with purchase acquisitions, the Company accrues certain of the direct external costs associated with closing redundant facilities of acquired companies, and severance and relocation payments to the acquired companies' employees. Prior to the adoption of EITF 95-3 in May 1995, the Company also accrued the external incremental costs of converting acquired company computer systems to the Company's systems.

  The following tables set forth activity in the Company's accrued purchase liabilities:


Prior to EITF 95-3:

                                          Warehouse                                  Disposition
                                          & System        Redundant                  of Assets
                                Total     Integrations    Facilities    Severance    & Other
                                ------    ------------    ----------    ---------    -----------
                                                        (In thousands)
Balance, March 2, 1996          $1,264       $ 750          $ 403         $ 41           $ 70
Payments                          (675)       (452)          (182)         (41)            --
Reversals to goodwill             (589)       (298)          (221)          --            (70)
                                ------       -----          -----         ----           ----
Balance, March 1, 1997 (1)      $    0       $   0          $   0         $  0           $  0
                                ======       =====          =====         ====           ====

(1) All consolidation projects relating to companies acquired prior to the adoption of EITF 95-3 have been successfully completed.

                            CORPORATE EXPRESS, INC.


After adoption of EITF 95-3:
                                                                                       Disposition
                                               Facility      Redundant                  of Assets
                                    Total     Exit Costs    Facilities    Severance      & Other
                                   --------   -----------   -----------   ----------   ------------
                                                           (In thousands)

Balance, February 25, 1995         $    --       $    --       $    --      $    --        $    --
Additions                            2,414           691           202        1,065            456
Payments                              (629)         (177)           (4)        (293)          (155)
                                   -------       -------       -------      -------        -------
Balance, March 2, 1996               1,785           514           198          772            301
Additions                           21,429         2,037         4,912        9,727          4,753
Payments                            (8,503)         (699)         (557)      (4,066)        (3,181)
Reversals to goodwill               (1,823)           (7)       (1,284)        (284)          (248)
                                   -------       -------       -------      -------        -------
Balance, March 1, 1997              12,888         1,845         3,269        6,149          1,625
Additions                            6,365           807         1,477        3,788            293
Payments                            (9,289)       (2,188)       (1,379)      (5,256)          (466)
Reversals to goodwill                 (586)           --          (239)        (281)           (66)
                                   -------       -------       -------      -------        -------
Balance, January 31, 1998 (1)      $ 9,378       $   464       $ 3,128      $ 4,400        $ 1,386
                                   =======       =======       =======      =======        =======

(1) Accrued purchase costs, after adoption of EITF 95-3, primarily relate to consolidating acquired operations into existing Company facilities. All consolidation projects are planned to be completed within two years of the acquisition date. Remaining balances primarily represent international and the recent DDI consolidation plans.


7. DISCONTINUED OPERATIONS

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


8. DEBT

   Debt consisted of the following:

                                                                   January 31,   March 1,   March 2,
                                                                      1998         1997       1996
                                                                   -----------   --------   --------
                                                                            (In thousands)
  Domestic:

  4 1/2% Convertible Notes (the "Notes"), due July 1, 2000,
    unsecured, interest payable semi-annually commencing on
    January 1, 1997, convertible into shares of the Company's
    common stock at a conversion price of $33.33 per share.           $325,000   $325,000        ---

                            CORPORATE EXPRESS, INC.


$500,000,000 unsecured multi-currency revolving line of credit
    (Senior Credit Facility).  Interest rates at LIBOR plus .75%,
    (8.5% at January 31, 1998), with principal due on March 31,
    2000.  Balance paid in full subsequent to year end.  Refer to
    Note 18.                                                                      254,037           136,000          8,000
  9 1/8% Series B Senior Subordinated Notes, unsecured, subordinated to existing debt, guaranteed by certain operating subsidiaries of the
    Company.  Due March 15, 2004, interest payable semi-annually.
    Redeemable by the Company from March 1999 to March 2001
    at premiums ranging from 3.422% to 1.141%.                                     90,000           90,000         90,000
  Senior secured notes collateralized by the assets of DDI.                         7,397               --             --
  Bank term loans, collateralized by equipment, with interest floating at
    LIBOR plus 1.75% to 2.0%, principal and interest payable monthly,
    maturities range from 48 months to 60 months through March 2002.                7,113            9,341          5,620
  Convertible subordinated notes due between March 26, 1999 and
    January 31, 2000, bearing interest of 5.0% to 6.0%, payable quarterly or semi-annually, and convertible prior to maturity at the holder's option at prices ranging from $19.97 to $32.70,
    into 222,000 shares of common stock.                                            3,315            4,864          5,565
  City of Aurora, Colorado Industrial Development Bonds, Series 1984,
    collateralized by land and building, interest at a floating rate, as defined, ranging from 4.8% in 1995 to 5.5% at January 31, 1998, payable semi-annually and principal installments of varying amounts
    ($100,000 in 1995, $200,000 in 1996, and $100,000 in 1997) payable
    annually through November 2009.                                                 4,280            4,380           4,480
  Various revolving lines of credit, collateralized by certain assets of
    the Company, variable interest rate of 9.25% at January 31, 1998.               2,455              ---          27,773
  Other term loans, a portion collaterized by certain assets, interest
    from 4.8% to 16%.                                                              20,905           12,701          20,482

  International:

  Term loan facility collateralized by the assets of Corporate Express
    Canada ("CEC").  Floating interest rate, as defined, is 5.05% at
    January 31, 1998.  $1,031,000 principal was repaid in
    1997, with remaining principal payments of $2,061,000 due
    annually in 1998, 1999, 2000, and 2001 and final payment
    of $1,031,000 due in August 2002.                                               9,275              --              --
  Notes payable due December 2006, variable interest rates
    (6.5% on January 31, 1998, 4.75% on March 1, 1997 and
    5.34% on March 2, 1996), collateralized by cash deposits.                       3,099           4,015           4,641
  Various revolving lines of credit, collateralized by certain assets of the Company, variable interest rates ranging from 4.0%
    to 9.0% at January 31, 1998.                                                   46,496          37,355              --
  Other term loans, a portion collateralized by certain assets, interest
    from 3.8% to 9.95%.                                                            11,252          21,851           7,422
                                                                                 --------        --------        --------
  Total debt                                                                      784,624         645,507         173,983
  Less current portion of debt                                                     30,795          23,802          20,152
                                                                                 --------        --------        --------
  Long-term portion of debt                                                      $753,829        $621,705        $153,831
                                                                                 ========        ========        ========


                            CORPORATE EXPRESS, INC.

  The annual maturities of debt for succeeding years are as follows:

  Fiscal Year                                                   (In thousands)
-------------                                                    ------------
    1998                                                           $ 30,795
    1999                                                             26,230
    2000                                                            331,722
    2001                                                              5,641
    2002                                                              5,122
    Thereafter                                                      385,114
                                                                   --------
        Total                                                      $784,624
                                                                   ========

  Certain of the debt agreements contain provisions which require maintenance of the Company's minimum net worth, certain financial ratios, including debt to cash flow and fixed charge coverage, and limit the Company's ability to pay dividends.

  Effective December 15, 1997 the prior $500,000,000 Senior Credit Facility, which was previously expanded on September 10, 1997 to increase the borrowing capacity from $350,000,000 to $500,000,000 and increase the cost of borrowings to LIBOR plus .75%, was amended to permit the Company's subsidiaries to guarantee up to $500,000,000 of additional debt and permit the repayment of the Company's 9 1/8% Senior Subordinated Notes due 2004. As more fully described in
Note 18 the Company terminated this Senior Credit Facility and replaced it with a new Senior Secured Credit Facility.

  In conjunction with the purchase price allocation for the acquisition of DDI, the Company recorded DDI's 13.5% Senior Secured Notes, due in 2002, at their fair market value, then repurchased $54,068,000 of the Notes at a redemption price of 115%. On or after July 15, 1999 the Notes are redeemable, at the option of the Company, in whole or in part at redemption prices of 104.2% in 1999 decreasing to 100% in 2001. Interest on the notes is due semi-annually on January 15, 1998 and July 15, 1998. The notes are collateralized by a first priority security interest in substantially all assets of DDI other than accounts receivable.

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

  The Company's Senior Secured Credit Facility prohibits the distribution of dividends without the prior written consent of the lenders and the Indenture governing the Series B Notes which are registered under the Securities Act of 1933 prohibits the Company from paying a dividend which would cause a default under such indenture or which would cause the Company to fail to comply with certain financial covenants.

  The Company capitalized $3,239,000, $3,887,000 and $882,000 of interest expense in the fiscal 1997, 1996 and 1995 periods, respectively, primarily related to software developed for internal use and the construction of corporate facilities. No interest was capitalized in fiscal 1994.

  Interest Rate Risk Management

  During fiscal 1997, the Company entered into an interest rate hedging contract with a major U.S. financial institution. The contract is based upon a nominal value of $300,000,000 of U.S. Treasury notes and has been designated as a hedge of the Company's interest rate exposure related to an anticipated subordinated debt offering which is expected to close in the second quarter of fiscal 1998. At the closing of the debt offering, the hedging

                            CORPORATE EXPRESS, INC.

contract will be settled, and any gain or loss will be included in deferred financing costs and amortized over the term of the new debt agreement as an adjustment of the effective interest rate. As of April 27, 1998, the deferred loss under the terms of the hedging contract was $4,700,000 based on the difference between the fixed and hedged amounts, representing the cost to the Company if the contract was settled on that date.


9. COMMITMENTS AND CONTINGENCIES

   Operating Leases

   The Company has various noncancellable operating leases, primarily for warehouse buildings, delivery trucks, and computer equipment. Lease expense, net of sublease rentals of $1,430,000, $992,000, $30,000, and $127,000 for the
eleven months ended January 31, 1998 and the years ended March 1, 1997, March 2, 1996, and February 25, 1995 was $68,274,000, $54,567,000, $19,195,000 and
$13,906,000, respectively.

Future minimum lease payments are as follows:

Fiscal Year             (In thousands)
-----------              ------------

    1998                     $ 56,804
    1999                       45,017
    2000                       32,140
    2001                       20,892
    2002                       31,017
    Thereafter                 74,610
                             --------
    Total                     260,480
    Less subleases              2,837
                             --------
    Net obligation           $257,643
                             ========

  The leases generally are for periods of three to ten years and provide for renewals of one month to five years at the Company's option.

  The Company has entered into agreements for the sale and leaseback of certain buildings and has accounted for such transactions as operating leases in accordance with SFAS No. 98 "Accounting for Leases." As of January 31, 1998, facilities with book values totaling $17,096,000 have been removed from the balance sheet, and gains realized on the sale transactions totaling $2,569,000 have been deferred and are being amortized to income as rent expense adjustments over the lease terms. The average annual net lease payments, over the lives of the leases which expire between 2002 and 2009, are $990,602. The Company has purchase and lease renewal options at projected future fair market values under the agreements.

  Capital Leases

  The Company is the lessee of certain property and equipment under capital leases expiring in various years through 2009. Included in furniture and equipment at January 31, 1998 is $25,559,000 of assets under capital leases and related accumulated depreciation of $8,742,000.

  Future minimum lease payments required under these capital leases are as follows:

                            CORPORATE EXPRESS, INC.

Fiscal Year                                                 (In thousands)
-----------                                                  ------------
    1998                                                         $ 5,469
    1999                                                           4,869
    2000                                                           4,036
    2001                                                           1,910
    2002                                                             521
    Thereafter                                                        45
                                                                 -------
    Total minimum lease payments                                  16,850
    Less amount representing interest                              1,967
                                                                 -------
    Present value of minimum lease payments                       14,883
    Less current portion of capital lease obligations              5,469
                                                                 -------
    Non-current portion of capital lease obligations             $ 9,414
                                                                 =======
  Contingencies

  In the normal course of business, the Company is subject to certain legal proceedings. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the Company's financial position or operating results. The Company has a dispute with a former shareholder of a Company acquired by the Company in fiscal 1996. No legal proceedings have been commenced by the shareholder, and the Company cannot determine if any legal action will be initiated, or the results or materiality of any such action.


10.   INCOME TAXES

  Federal, state and foreign income taxes consisted of the following:

                                                                                          Years Ended
                                                       Eleven Months      ------------------------------------------
                                                            Ended            March 1,      March 2,    February 25,
                                                      January 31, 1998         1997          1996          1995
                                                      -----------------   --------------   ---------   -------------
                                                                              (In thousands)
     Current:
       Federal                                                $ 10,973          $   202     $10,604         $ 7,707
       State                                                     1,217              615       1,089           1,218
       Foreign                                                   3,571            1,943       3,205             ---
     Deferred:
       Federal                                                  21,785           17,149        (429)         (2,499)
       State                                                     2,914            5,401       1,544            (251)
       Foreign                                                     130             (793)        ---             ---
     Utilization of net operating loss                         (10,806)             ---      (2,247)         (1,051)
     Change in tax status                                          ---           (2,029)        ---             ---
     Allocated to goodwill                                         ---              ---         ---           4,374
     Allocated to contributed capital                            4,673           11,161         ---             ---
     Adjustment of beginning valuation allowance                   ---              ---         ---          (1,204)
                                                              --------          -------     -------         -------
          Total income tax expense                            $ 34,457          $33,649     $13,766         $ 8,294
                                                              ========          =======     =======         =======

  The benefit recognized in fiscal 1996 for change in tax status relates to establishing deferred tax assets for an acquired S corporation. The amounts "allocated to contributed capital" relate to deductions recognizable only for tax purposes from the exercise of non-qualified stock options and the disqualifying dispositions of stock purchased under the Company's incentive stock option plan.

                            CORPORATE EXPRESS, INC.

  At January 31, 1998 the Company had $32,911,000 of net operating loss carryforwards of which $5,154,000 and $27,757,000 are for United States and foreign tax purposes, respectively. The U.S. losses begin to expire in 2007, while the foreign losses are generally not subject to expiration dates.

  Included in the net operating loss carryforwards are losses from acquired subsidiaries. The utilization of these carryforwards may be affected by limitations under the Internal Revenue Code, and therefore, the benefit of these pre-acquisition net operation loss carryforwards may be limited.

  The components of the net deferred tax assets and liabilities as of January 31, 1998, March 1, 1997 and March 2, 1996 are as follows:

                                               January 31,    March 1,    March 2,
                                                   1998         1997        1996
                                               ------------   ---------   ---------
                                                          (In thousands)
  Deferred tax assets:
     Inventory                                    $  8,138    $  5,999     $ 3,712
     Allowance accounts                              5,945       4,532       1,615
     Accrued purchase costs                          2,784       3,734       1,053
     Insurance reserves                              3,726       3,980         271
     Accrued merger and other costs                  7,767       8,760       6,767
     Vacation and benefits accrual                   7,773       5,407         396
     Net operating loss carryforwards               12,238      13,275       4,879
     Valuation allowance                            (2,255)     (6,049)     (2,433)
     Alternative minimum tax and other
         tax credits                                 3,075         ---         ---
     Other                                           2,749       1,733       7,398
                                                  --------    --------     -------
  Total deferred tax assets                         51,940      41,371      23,658
                                                  --------    --------     -------

  Deferred tax liabilities:
     Accounting methods                              3,479       4,943       1,650
     Property, plant and equipment                  47,103      28,807       4,731
     Intangible assets                               6,729       3,926       5,886
     Other                                           1,245       1,438         295
                                                  --------    --------     -------
  Total deferred tax liability                      58,556      39,114      12,562
                                                  --------    --------     -------
  Net deferred tax asset (liability)              $ (6,616)   $  2,257     $11,096
                                                  ========    ========     =======

  Financial Statements
     Current deferred tax assets                    40,729      29,076      18,470
     Non-current deferred tax assets                 5,170         ---         ---
     Non-current deferred tax liabilities          (52,515)    (26,819)     (7,374)
                                                  --------    --------     -------
  Net deferred tax asset (liability)              $ (6,616)   $  2,257     $11,096
                                                  ========    ========     =======

  The net change in the valuation allowance for deferred taxes in the year ended January 31, 1998 and March 1, 1997 is a decrease of $3,794,000 and an increase of $3,616,000, respectively. The Company reviewed the need for a valuation allowance related to deferred tax assets and determined that it was more likely than not that a portion of the deferred tax assets, comprised primarily of operating loss carryforwards of acquired companies, may not be realized.

                            CORPORATE EXPRESS, INC.

  The reconciliation of the differences between the Company's expense (benefit) for income taxes and taxes at the statutory rate is as follows:


                                                                                          Years Ended
                                                       Eleven Months      -------------------------------------
                                                            Ended         March 1,    March 2,    February 25,
                                                      January 31, 1998      1997        1996          1995
                                                      -----------------   ---------   ---------   -------------
                                                                           (In thousands)

  Statutory federal income tax expense                     $27,140         $25,825     $ 7,692         $ 8,610
  Adjustments:
    State income taxes, net of federal effect                3,452           3,910       1,521             886
    Foreign income taxes                                     1,469            (123)        461             ---
    Merger costs                                             1,500           4,924       4,952             ---
    Amortization of goodwill                                 3,540           3,693       1,404           1,784
    Untaxed S Corporation earnings and change in
       tax status                                              ---          (3,514)       (347)           (620)
    Valuation allowance on tax loss carryforward            (2,386)            (47)     (2,247)         (2,636)
    Other                                                     (258)         (1,019)        330             270
                                                           -------         -------     -------         -------
    Income tax expense                                     $34,457         $33,649     $13,766         $ 8,294
                                                           =======         =======     =======         =======

11.   EMPLOYEE BENEFIT PLANS

  Effective September 1, 1992, the Company implemented a retirement plan which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of the employees salary and all full-time employees are eligible to participate in the plan. New employees are
eligible to enroll at the beginning of each calendar quarter.   For the fiscal
periods ended January 31, 1998, March 1, 1997, March 2, 1996, and February 25, 1995, the Company's matching contribution expense was $3,297,000, $2,204,000, $1,807,000, and $1,704,000, respectively.

  CEA, the Company's majority-owned Australian subsidiary since May 1995, sponsors superannuation funds for its employees (similar to 401(k) plans in the United States). Total contributions by the Company for the period ended January 31, 1998, and the years ended March 1, 1997 and March 2, 1996 were approximately $1,606,000, $1,912,000 and $980,000, respectively.

  On August 29, 1994, the Company's shareholders approved the adoption of the 1994 Employee Stock Purchase Plan. A maximum of 1,125,000 shares of Common Stock may be purchased by eligible employees under the 1994 Employee Stock Purchase Plan. All full-time employees with 30 days service at the start of the annual offering period are eligible to participate at contribution levels ranging from 1% to 15% of compensation. Contributions are applied to purchase common stock at a price equal to the lower of the beginning of the offering periods or end of the offering periods fair market value, less a discount of up to 15%. Contributions to this plan during fiscal 1997, 1996 and 1995 totaled approximately $3,358,000, $2,066,000 and $679,000, respectively and purchases under the plan totaled 277,571, 115,488 and 49,200 shares. There were no contributions to or stock purchases under the 1994 Employee Stock Purchase Plan during fiscal 1994.

  Sofco has an Employee Stock Ownership Plan ("the ESOP") covering substantially all full-time employees. The ESOP invested in the common stock of Sofco which was converted to Corporate Express common stock upon consummation of the acquisition. As of March 1, 1997 and March 2, 1996, the ESOP owned 1,512,164 shares and 1,303,512 shares, respectively, of Corporate Express common stock or equivalents. Of the shares owned, 329,034

                            CORPORATE EXPRESS, INC.

were is escrow as of March 2, 1996. Employer contributions were $436,000 for fiscal 1996, $1,925,000 for fiscal 1995, and $805,000 for fiscal 1994. In
December 1990, Sofco guaranteed a $4,000,000 loan to the ESOP which is collateralized by the stock held in escrow and a security interest in accounts receivable and inventory. The loan had an approximate interest rate of 85% of prime and was repaid in full in August 1996. The loan balance at March 2, 1996 was $1,047,619 and is included in liabilities on the Company's consolidated balance sheets with a corresponding reduction in additional paid-in capital. The Sofco Employee Stock Ownership Plan ("the ESOP") was merged into the Corporate Express, Inc. 401(k) Retirement Plan on September 3, 1997. A total of 1,494,152 shares were transferred and allocated to the participants. A total of 16 other qualified plans were merged into the Corporate Express, Inc. 401(k) Retirement Plan during fiscal 1997. The total amount of assets transferred into the Plan were $9,482,000.


12.   COMMON STOCK

  As of January 31, 1998, March 1, 1997 and March 2, 1996 there were 142,392,845, 126,171,467 and 111,954,350 common shares outstanding, respectively (after giving effect to the three-for-two stock split effected in the form of a stock dividend in January 1997). On January 31, 1997, a 50% share dividend of approximately 39,979,000 shares of common stock was distributed to shareholders of record as of January 24, 1997. On April 10, 1998, after close of fiscal 1997, the Company repurchased in a tender offer 35,000,000 common shares. See Note 18.

  On January 14, 1998, the Board of Directors of the Company adopted a Shareholder Rights Plan, pursuant to which the Company distributed a dividend consisting of one right for each share of Common Stock to holders of record on January 30, 1998. The rights, which are to purchase newly created Series A Junior Participating Preferred Stock, become exercisable only in the event, with certain exceptions which include a permitted waiver by the Board of Directors, that a party accumulates 15% or more of the Company's Common Stock. The rights expire ten years from the issuance date. In addition, upon the occurrence of certain events, holders of the rights are entitled to purchase either the Company's Common Stock or stock in an "acquiring entity" at half the market value. The Company is entitled to redeem the rights at $0.01 per right at any time until a certain time following the acquisition of a 15% position in its voting stock.

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

                            CORPORATE EXPRESS, INC.

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

  Stock Options

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

  1994 Stock Option Plan. The 1994 Stock Option and Incentive Plan (the "1994 Stock Option Plan") was adopted by the Board of Directors and approved by shareholders in August 1994. This plan replaced, for future grants, the 1992 Stock Option Plan. The 1994 Stock Option Plan permits the Company to grant incentive stock options and nonqualified stock options. The maximum aggregate number of shares of common stock which may be issued under the 1994 Stock Option Plan was 2,812,500 and was increased to 9,562,500 in March 1996 and approved by the shareholders in August 1996. Options granted under the 1994 Stock Option Plan vest as specified in individual stock option agreements, which typically provide vesting in equal monthly installments over a period of five years, beginning in the month after the first anniversary of the grant date. The options generally expire on the seventh anniversary of the grant date. Options and awards that expire, terminate or are cancelled or forfeited will again be available for grant or award under the plan.

  Delivery Plan. Delivery had a stock option plan which was approved by its shareholders in January 1994. On March 1, 1996, effective with the merger with Corporate Express, all Delivery options became vested and were exercisable into shares of common stock, as adjusted to reflect the exchange ratio as defined in the merger agreement.

                            CORPORATE EXPRESS, INC.

  UT Plan. Effective with the merger with Corporate Express on November 8, 1996, all UT stock options became vested and were exercisable into shares of the Company's common stock, as adjusted to reflect the exchange ratio as defined in the merger agreement.

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

  Supplemental Plan. The 1996 Supplemental Stock Option Plan (the "Supplemental Plan") was adopted by the Board of Directors in December 1996. The maximum aggregate number of shares of common stock for which options may be granted under this plan is 10,000,000. Option grants under the Supplemental Plan and the terms of the grants are identical to the 1994 Stock Option Plan.

  DRC Plan. Effective with the merger with Corporate Express on May 30, 1997, all Distribution Resources Company stock options became vested and were exercisable into shares of the Company's common stock, as adjusted to reflect the exchange ratio as defined in the merger agreement.

  CSI Plan. Effective with the merger with Corporate Express on June 6, 1997, all Computer Software stock options will become vested and exercisable into shares of the Company's common stock one year from the effective date, as adjusted to reflect the exchange ratio as defined in the merger agreement.

  DDI Plan. Effective with the merger with Corporate Express on November 26, 1997, all DDI stock options became vested and were exercisable into shares of the Company's common stock, as adjusted to reflect the exchange ratio as defined in the merger agreement.

  The summary of the status of the Company's seven fixed stock option plans as of January 31, 1998, March 1, 1997, March 2, 1996 and February 25, 1995, and changes during the years ending on those dates is presented below:


                                    January 31, 1998              March 1, 1997         March 2, 1996            February 25, 1995
                                 -----------------------     ----------------------  ---------------------      -------------------
                                               Weighted-                  Weighted-              Weighted-                Weighted-
                                               Average                    Average                Average                   Average
                                  Shares       Exercise      Shares       Exercise    Shares     Exercise       Shares     Exercise
                                  (000s)        Price        (000s)        Price      (000s)      Price         (000s)      Price
                                   ----        ---------      ----        --------     ----      ---------       ----      --------
Outstanding at beginning of
 year                            16,833        $13.59        15,216        $10.90     6,465      $ 4.57         2,914        $2.88
Granted                          11,797         10.15         4,405         21.15     9,872       14.21         4,076         5.74
Exercised                        (1,501)         5.83        (1,686)         5.98      (819)       2.03          (240)        3.83
Forfeited                        (3,508)        17.46        (1,102)        18.46      (302)       7.67          (285)        4.62
                                 ------                      ------                  ------                     -----
Outstanding at end of year       23,621         11.78        16,833         13.59    15,216       10.90         6,465         4.57
                                 ======                      ======                  ======                     =====

Options vested and
 exercisable
 at year end                      6,365                       5,407                  3,324                        716

Weighted-average fair value of
 options granted during the year  $3.85                     $  7.61                 $ 6.26

                            CORPORATE EXPRESS, INC.

The following table summarizes information about fixed stock options outstanding as of January 31. 1998:

                                     Options Outstanding                                              Options Exercisable
--------------------------------------------------------------------------------------------    --------------------------------
                                   Number      Weighted-Average                                    Number
                                 Outstanding     Remaining                                       Exercisable
    Range of                      at 1/31/98    Option  Term            Weighted-Average          at 1/31/98   Weighted-Average
 Exercise Prices                    (000s)       (in Years)             Exercise Price              (000s)      Exercise Price
 ---------------                 -----------   ---------------          ----------------        ------------   -----------------
 $ .10 to 3.55                      1,068           3.1                      $ 3.25                   740           $ 3.33
  3.56 to 7.10                      3,382           6.1                        5.15                 2,207             5.09
  7.11 to 11.11                     9,545           6.2                        9.68                   930             8.63
 11.12 to 14.66                     4,772           6.6                       13.57                 1,188            13.15
 14.68 to 19.83                     2,974           5.4                       19.23                   882            18.10
 19.84 to 38.70                     1,880           5.6                       22.97                   418            23.67
                                  -------                                                           -----
                                   23,621           6.0                       11.78                 6,365             9.93
                                  =======                                                           =====

  The Company applies APB Opinion 25 and related interpretations in accounting for the above plans. Accordingly, no compensation cost has been recognized for its fixed stock-based plans. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 1997, 1996 and 1995: risk-free interest rates ranging from 5.66% to 6.69%, expected life of four years; volatility of 35%; dividend yield of 0%. Had compensation cost been determined based on the fair value at the grant dates for stock option grants under those plans consistent with the method of FASB Statement 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                                              Eleven            Year Ended
                                                            Months Ended   -------------------
                                                             January 31,   March 1,   March 2,
                                                               1998         1997       1996
                                                            ------------   -------    --------

Net income                                 As reported       $44,404       $40,281     $5,140 (1)
                                           Pro forma          33,673        32,062      1,718

Net income per common share - Basic        As reported       $  0.34       $  0.33     $ 0.05 (1)
                                           Pro forma            0.26          0.26       0.02
Net income per common share - Diluted      As reported       $  0.32       $  0.31     $ 0.05
                                           Pro forma            0.24          0.25       0.02

(1) Net income and net income per common share as reported represent pro forma net income and pro forma net income per common share as adjusted for the effects of pro forma S Corporation taxes as more fully described in Note 14.

  Subsequent to year end the Company offered employees the opportunity to cancel existing stock options in exchange for fewer replacement stock options priced at market value on the date of the new grant. Approximately 4,097,000 stock options were canceled, and new grants totaling approximately 3,227,000 were issued for replacement stock options.

  Warrants

                            CORPORATE EXPRESS, INC.

  As of February 25, 1995, warrants to purchase 1,489,500 shares of the Company's common stock, had been issued with exercise prices of $.02 per share for 6,750 shares, $4.89 per share for 562,500 shares and $1.78 for the remaining 920,250 shares. As of January 31, 1998, warrants to purchase 675,000 shares of common stock were outstanding, with exercise prices of $4.89 per share for 562,500 shares and $1.78 per share for the remaining 112,500 shares. The warrants expire on various dates through January 31, 1999.

  Outstanding warrants to purchase Delivery common stock are vested and exercisable into shares of Corporate Express common stock, effective with the merger with Corporate Express on March 1, 1996, at an exchange ratio as defined in the merger agreement. As of January 31, 1998, warrants to purchase 36,000 shares of Corporate Express common stock were outstanding at a price of $9.44 per share.

  Concurrent with the DDI merger on November 26, 1997, outstanding warrants to purchase DDI common stock were vested and exercisable into 135,411 shares of Corporate Express stock.


13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

  Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," the Company has estimated the fair value of its financial instruments using the following methods and assumptions:

  . The carrying amount of accounts receivable, accounts payable and accrued liabilities approximate their fair values;
  . The fair value of the Convertible Notes is based on quoted market prices and was approximately $289,445,000 at January 31, 1998;
  . The fair value of the Series B Notes is based on quoted market prices and was approximately $91,800,000 at January 31, 1998;
  . The carrying amounts of the Company's debt, other than the Convertible Notes and the Series B Notes, approximates fair value, estimated by discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.


14.   PRO FORMA NET INCOME

  The pro forma net income and pro forma net income per share reflects the tax adjustment for a fiscal 1996 acquisition accounted for as a pooling of interests that was previously an S corporation for income tax purposes, as if the acquired company had filed a C corporation tax return for all periods presented. The effect is as follows:

                                                             Fiscal Year
                                                    ------------------------------
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
                                                      =======     ======   =======

                            CORPORATE EXPRESS, INC.

15.      EARNINGS PER SHARE

  Basic and diluted earnings per share are calculated as follows:


                                                              Eleven                            Years Ended
                                                           Months Ended      -------------------------------------------------
                                                            January 31,        March 1,         March 2         February 25,
                                                               1998              1997             1996              1995
                                                         -----------------   -------------   --------------   ----------------
                                                                        (In thousands, except per share data)
Numerator for basic and diluted EPS:
  Income from continuing operations                          $ 44,404            $ 41,996         $  6,776          $16,237
     Less:
     Pro forma taxes (Note 14)                                    ---              (1,715)            (411)            (727)
     Young preferred stock dividends                              ---                 ---              ---             (432)
                                                             --------            --------         --------          -------
  Income available to common shareholders                      44,404              40,281            6,365           15,078
  Discontinued operations                                         ---                 ---           (1,225)            (327)
  Extraordinary item                                              ---                 ---              ---              586
                                                             --------            --------         --------          -------
  Net income                                                 $ 44,404            $ 40,281         $  5,140          $15,337
                                                             ========            ========         ========          =======

Basic EPS Calculation:
Denominator:
  Average common shares outstanding                           131,423             121,901          104,162           70,612
  Convertible preferred stock (1)                                 ---                 ---              ---            4,788
                                                             --------            --------         --------          -------
                                                              131,423             121,901          104,162           75,400
                                                             ========            ========         ========          =======
Earnings per common share:
  Continuing operations                                      $   0.34            $   0.33         $   0.06          $  0.20
  Discontinued operations                                         ---                 ---            (0.01)            0.00
  Extraordinary item                                              ---                 ---              ---             0.00
                                                             --------            --------         --------          -------
  Net income                                                 $   0.34            $   0.33         $   0.05          $  0.20
                                                             ========            ========         ========          =======

Diluted EPS Calculation:
Denominator (2):
  Basic shares                                                131,423             121,901          104,162           75,400
  Dilutive stock options and warrants                           6,435               8,128            6,246            3,626
                                                             --------            --------         --------          -------
  Diluted shares                                              137,858             130,029          110,408           79,026
                                                             ========            ========         ========          =======

Earnings per common share:
  Continuing operations                                      $   0.32            $   0.31         $   0.06          $  0.19
  Discontinued operations                                         ---                 ---            (0.01)            0.00
  Extraordinary item                                              ---                 ---              ---             0.00
                                                             --------            --------         --------          -------
  Net income                                                 $   0.32            $   0.31         $   0.05          $  0.19
                                                             ========            ========         ========          =======

(1) Preferred stock is included even though antidilutive due to automatic conversion to common on a two-for-one basis upon completion of an initial public offering. Had preferred stock been excluded from the calculation above, basic earnings per share would have been $.22 and diluted earnings per share would have been $.21 for the year ended February 25, 1995.

                            CORPORATE EXPRESS, INC.

(2) Antidilutive stock options omitted from the denominator were immaterial. Also excluded from the calculation are the Convertible Notes with an exercise price of $33.33 per share which is greater than the average market price of the common shares.

     As more fully described in Note 18, the Company repurchased 35,000,000 shares of its common stock.


16.  INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

  The Company's major operations consist of providing the distribution of products and services. The product distribution segment has operations in the United States, Australia, New Zealand, Canada, the United Kingdom, Germany, France, Italy, Ireland and Switzerland. Currently, the largest operations in the international segment are in Australia. The service segment includes same day delivery, distribution and logistics management and call center.

  Net sales, merger and other nonrecurring charges, operating profit, identifiable assets, capital expenditures and depreciation and amortization pertaining to the industries and geographic areas in which the Company operates are presented below.

INDUSTRY SEGMENTS

                                      Corporate
                                       Express      Product
                                     Consolidated  Distribution      Services
                                     ------------  ------------      --------
                                                  (In thousands)
 ELEVEN MONTHS ENDED JANUARY 31,1998
 Net Sales                            $3,573,311   $2,816,244        $757,067
 Merger and other nonrecurring
  charges                                 14,890       11,346           3,544
 Operating profit                        114,815      101,615          13,200
 Identifiable assets                   2,349,659    2,178,401         171,258
 Capital expenditures                     82,959       70,959          12,000
 Depreciation and amortization            60,665       44,194          16,471

 FISCAL YEAR ENDED MARCH 1, 1997
 Net sales                            $3,196,056   $2,436,296        $759,760
 Merger and other nonrecurring
  charges                                 19,840        8,406          11,434
 Operating profit                        100,490       80,396          20,094
 Identifiable assets                   1,843,977    1,685,716         158,261
 Capital expenditures                    119,639      104,432          15,207
 Depreciation and amortization            48,736       33,446          15,290

 FISCAL YEAR ENDED MARCH 2, 1996
 Net sales                            $1,890,639   $1,548,175        $342,464
 Merger and other nonrecurring
  charges                                 42,790       29,203          13,587
 Operating profit                         38,160       29,191           8,969
 Identifiable assets                   1,023,365      900,722         122,643
 Capital expenditures                     53,124       41,469          11,655
 Depreciation and amortization            28,498       19,977           8,521

 FISCAL YEAR ENDED FEBRUARY 25, 1995

                            CORPORATE EXPRESS, INC.

 Net sales                            $1,145,151   $  924,886        $220,265
 Operating profit                         40,953       29,811          11,142
 Identifiable assets                     645,309      568,562          76,747
 Capital expenditures                     18,670       11,525           7,145
 Depreciation and amortization            17,078       12,694           4,384

GEOGRAPHICAL SEGMENTS
                                     Corporate
                                      Express      Domestic     International
                                    Consolidated   Operations   Operations
                                    ------------   ----------   -------------
                                                 (In thousands)

 Eleven Months Ended January 31,
  1998
 Net Sales                            $3,573,311   $2,901,744        $671,567
 Merger and other nonrecurring
  charges                                 14,890       13,285           1,605
 Operating profit                        114,815      103,199          11,616
 Identifiable assets                   2,349,659    1,987,177         362,482
 Capital expenditures                     82,959       71,921          11,038
 Depreciation and amortization            60,665       50,844           9,821

 FISCAL YEAR ENDED MARCH 1, 1997
 Net sales                            $3,196,056   $2,630,930        $565,126
 Merger and other nonrecurring
  charges                                 19,840       18,511           1,329
 Operating profit                        100,490       95,788           4,702
 Identifiable assets                   1,843,977    1,519,152         324,825
 Capital expenditures                    119,639      108,655          10,984
 Depreciation and amortization            48,736       41,598           7,138

 FISCAL YEAR ENDED MARCH 2, 1996
 Net sales                            $1,890,639   $1,652,438        $238,201
 Merger and other nonrecurring
  charges                                 42,790       42,790             ---
 Operating profit                         38,160       28,943           9,217
 Identifiable assets                   1,023,365      868,227         155,138
 Capital expenditures                     53,124       50,963           2,161
 Depreciation and amortization            28,498       26,010           2,488

 FISCAL YEAR ENDED FEBRUARY 25,
  1995
 Net sales                            $1,145,151   $1,143,457        $  1,694
 Operating profit                         40,953       40,939              14
 Identifiable assets                     645,309      641,898           3,411
 Capital expenditures                     18,670       18,665               5
 Depreciation and amortization            17,078       17,066              12

                            CORPORATE EXPRESS, INC.


17. QUARTERLY FINANCIAL DATA (unaudited)(a)
                                                                        First      Second       Third        Fourth
                                                                       Quarter     Quarter      Quarter      Quarter
                                                                        Ended       Ended        Ended        Ended
                                                                       May 31,     August 30,  November 29,  January 31,
                                                                        1997         1997        1997          1998
                                                                      --------     --------    --------       ------
                                                                            (In thousands, except per share data)
 ELEVEN MONTHS ENDED JANUARY 31, 1998
 Net sales                                                            $913,342     $941,634    $996,160       $722,175  (b)
 Gross profit                                                          214,228      222,224     241,935        161,616  (b)
 Net income                                                             10,022       14,567       14,523 (c)     5,292  (b)
 Net income per common share:
   Basic                                                                   .08          .11         .11            .04
   Diluted                                                                 .08          .11         .10            .04

 FISCAL YEAR ENDED MARCH 1, 1997
 Net sales                                                            $650,861     $755,009    $889,563       $900,623
 Gross profit                                                          164,329      182,814     217,197        213,970
 Net income                                                             12,081       13,417       9,290  (c)     7,208 (c)
 Pro forma net income                                                   11,752       13,090       8,918          6,521
 Pro forma net income per common
  share:
    Basic                                                                  .10          .11         .07            .05
    Diluted                                                                .09          .10         .07            .05

 FISCAL YEAR ENDED MARCH 2, 1996
 Net sales                                                            $394,115     $452,540    $493,725       $550,259
 Gross profit                                                           99,211      111,075     125,670        131,365
 Income (loss) from continuing
  operations                                                             7,154        7,637      11,898        (19,913)
 Net income (loss)                                                       6,069        7,637      11,898        (20,053) (d)
 Pro forma income (loss) from
  continuing operations                                                  7,236        7,501      11,691        (20,064)
 Pro forma net income (loss)                                             6,152        7,501      11,691        (20,204)
 Pro forma income (loss) from
  continuing operations per common share:
    Basic                                                                  .07          .08         .11           (.18)
    Diluted                                                                .07          .07         .10           (.18)
 Pro forma net income (loss) per
  common share:
    Basic                                                                  .06          .08         .11           (.18)
    Diluted                                                                .06          .07         .10           (.18)

  During fiscal 1997, the Company changed its fiscal year end from February 28 to January 31. Quarterly results restated for the twelve months ended January 31, 1998 are as follows:

                            CORPORATE EXPRESS, INC.



                                             First      Second        Third        Fourth
                                            Quarter     Quarter      Quarter       Quarter
                                             Ended       Ended        Ended         Ended
                                             May 3,    August 2,   November 1,   January 31,
                                              1997       1997         1997          1998
                                            --------   ---------   -----------   -----------
                                                 (In thousands, except per share data)
  TWELVE MONTHS ENDED JANUARY 31, 1998
  Net sales                                 $921,453    $925,084      $983,108    $1,028,530
  Gross profit                               220,503     216,523       230,282       245,173
  Net income                                  12,411      12,261        17,483         8,521
  Net income per common share:
       Basic                                    0.10        0.10          0.13          0.06
       Diluted                                  0.09        0.09          0.12          0.06

_________

(a) Quarterly amounts have been restated to include the accounts and operations of HMI, Sofco, Nimsa and UT for fiscal 1996, and HMI, Sofco, Nimsa, Delivery and Young for fiscal 1995.
(b) Fourth Quarter Ended January 31, 1998 reflects results for the two months ended January 31, 1998.
(c) In the third quarter of fiscal 1997, the Company recognized pre-tax charges of $15.0 million, primarily related to the DDI acquisition, the continued integration of delivery and certain provisions for reductions in force and facility closures at other locations. In the third and fourth quarters of fiscal 1996, the Company recognized pretax charges of $12.4 million and $7.5 million, respectively, related to merger and other nonrecurring items. Net income reflects these charges in the applicable periods.
(d) In the fourth quarter of fiscal 1995, the Company recognized pretax charges of $42.8 million related to merger and other nonrecurring items.


18.  SUBSEQUENT EVENTS

  During April 1998, the Company closed its Dutch Auction tender offer and purchased 35,000,000 shares tendered at a price of $10.75 per share

  On April 22, 1998, the Company executed a new $1 billion Senior Secured
Credit Facility and terminated the Senior Credit Facility. The Company has utilized borrowings under the new credit facility to fund the purchase of 35,000,000 shares of its common stock pursuant to its Dutch Auction tender offer, to repay and terminate the previously existing bank credit facility and for general corporate and working capital requirements. Approximately $1,960,000 of deferred financing costs related to the terminated Senior Credit Facility will be expensed in the first quarter of fiscal 1998. This Senior Secured Credit Facility consists of a $250 million, seven-year term loan and a $750 million five-year revolving credit facility. The Senior Secured Credit Facility is guaranteed by substantially all domestic subsidiaries of Corporate Express and is collateralized by all tangible and intangible property of the guarantors including inventory and receivables. At the borrower's option interest rates are at a base rate or a Eurodollar rate plus an applicable margin determined by a leverage ratio as defined in the loan agreements. The term loan's interest rate ranges from 0.25% to 0.75% above the revolving loan. The Company is subject to usual covenants customary for this type of facility including restrictions on dividends, additional borrowings and certain financial covenants.

                            CORPORATE EXPRESS, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  No change of accountants or disagreements on any matter of accounting principles or financial statement disclosures have occurred within the last two years.



                                  PART III

  The information called for by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Registrants definitive Proxy Statement for its Annual Meeting of Shareholders, presently scheduled to be held on July 14, 1998, which will be filed with the Securities and Exchange Commission within 120 days from the end of the Registrants fiscal year.


                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements of the Company and its Consolidated Subsidiaries

       Report of Independent Accountants
       Consolidated Balance Sheets as of January 31, 1998, March 1, 1997 and March 2, 1996
       Consolidated Statements of Operations for the eleven-month period ended January 31, 1998 and the fiscal years ended March 1, 1997, March 2,
       1996, and February 25, 1995
       Consolidated Statements of Shareholders Equity for the eleven-month period ended January 31, 1998 and the fiscal years ended March 1, 1997, March 2, 1996, and February 25, 1995
       Consolidated Statements of Cash Flows for the eleven-month period ended January 31, 1998 and the fiscal years ended March 1, 1997, March 2, 1996, and February 25, 1995
       Notes to Consolidated Financial Statements

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

3.2 Articles of Amendment and Restatement of the Company, filed on August 22, 1996.

3.3       Amended and Restated By-Laws of the Company.

4.1       Specimen Common Stock Certificate of the Company.

4.2       Form of Warrant Agreement.

4.3 Indenture dated as of February 28, 1994 by and among the Company, and the Guarantors named therein and First Trust National Association for the $100,000,000 9 1/8% Senior Subordinated Notes.

4.4 Note Purchase Agreement dated February 22, 1994 by and among the Company, McQuiddy Holdings Inc., McQuiddy Office Designers, Inc., New Jersey Office Supply Inc., Ross-Martin Company Inc., Scott Rice Company Inc., Schwabacher/Frey, Inc., Bayless Stationers, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Alex Brown & Sons Incorporated.

4.5 Recapitalization Agreement dated December 3, 1991, by and between the Company, J.P. Morgan Investment Corporation ("J.P. Morgan") and Shareholders.

4.6 Recapitalization Agreement dated August 29, 1992 by and among the Company, J.P. Morgan and certain shareholders.

4.7 Indenture dated as of June 24, 1996 by and among the Company and Bankers Trust Company, as trustee, for the 4 1/2% Convertible Notes due July 1, 2000 (including Form of Notes) (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-12451).

4.8 First Supplemental Indenture dated as of October 15, 1996 relating to the Company's 4 1/2% Convertible Notes (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-12451).

4.9 Rights Agreement dated as of January 29, 1998 between the Company and Chasemellon Shareholder Services, L.L.C. as Rights Agent (Incorporated by reference to the Company's Form 8-A dated January 30,
          1998)

4.10 Form of 4 1/2% Convertible Note (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-12451).

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

10.12     Corporate Express, Inc. Supplemental Stock Option Plan.

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

10.15 Agreement and Plan of Merger dated as of September 10, 1997 by and among the Company, IDD Acquisition Corp. and Data Documents Incorporated (Incorporated by reference to the Company's Report on Form 8-K dated September 10, 1997)

*10.16 Credit Agreement dated as of April 17, 1998 among the Company, CEX Holdings, Inc., Various Banks, The First National Bank of Chicago, as Syndication Agent, the Bank of New York, as Co-Documentation Agent, DLJ Capital Funding, Inc., as Co-Documentation Agent and Bankers Trust Company as Administrative Agent.

*21.1     List of Subsidiaries.

Exhibit
Number    Description
------    -----------

*23.1     Consent of Independent Accountants.

*27.1     Financial Data Schedule.

(b)       Reports on Form 8-K
          None.

------------------
*Filed herewith.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CORPORATE EXPRESS, INC.
                                       (Registrant)


                                By:  /s/ Sam R. Leno
                                     ---------------
                                     SAM R. LENO
                                     Executive Vice President and
                                     Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                     Title                               Date
    ---------                     -----                               ----


/s/ Jirka Rysavy
-------------------------
JIRKA RYSAVY                 Chairman of the Board and Chief     April 30, 1998
                             Executive Officer (Principal
                             Executive Officer)


/s/ Robert L. King
-------------------------
ROBERT L. KING               President, Chief Operating          April 30, 1998
                             Officer and Director



/s/ Gary M. Jacobs
-------------------------
GARY M. JACOBS               Executive Vice President and        April 30, 1998
                             Secretary

/s/ Sam R. Leno
-------------------------
SAM R. LENO                  Executive Vice President and        April 30, 1998
                             Chief Financial Officer
                             (Principal Financial Officer)


/s/ Joanne C. Farver
-------------------------
JOANNE C. FARVER             Vice President, Controller          April 30, 1998
                             (Principal Accounting Officer)


/s/ Mo Siegel
-------------------------
MO SIEGEL                     Director                           April 30, 1998



/s/ Janet A. Hickey
-------------------------
JANET A. HICKEY               Director                           April 30, 1998


/s/ James P. Argyropoulos
-------------------------
JAMES P. ARGYROPOULOS         Director                           April 30, 1998

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              Year Ended February 25, 1995, and the Periods Ended
             March 2, 1996, March 1, 1997 and January 31, 1998 (a)
                                (In thousands)


                                                   Balance at   Charged to   Charged to                   Balance
                                                   beginning     costs and     other                      at end
                                                   of period     expenses    accounts     Deductions     of period
                                                   ---------     --------    --------     ----------     ---------
Allowance for Doubtful Accounts:
   Year ended February 25, 1995                     $ 4,090      $ 2,460     $ 1,050 (b)    $(1,610)      $ 5,990
   Period ended March 2, 1996                         5,990        4,226       1,633         (4,885)        6,964
   Period ended March 1, 1997                         6,964        6,152       5,324         (5,436)       13,004
   Period ended January 31, 1998                     13,004        5,823       1,731         (6,035)       14,523

Inventory Reserve:
   Year ended February 25, 1995                     $ 5,145      $ 2,564     $   330 (c)    $  (850)      $ 7,189
   Period ended March 2, 1996                         7,189        1,212         -             (259)        8,142
   Period ended March 1, 1997                         8,142        4,306         -           (3,546)        8,902
   Period ended January 31, 1998                      8,902        3,871         -           (4,752)        8,021

Discontinued Operations Reserve:
   Year ended February 25, 1995                     $ 1,138      $   -       $   -          $  (697)      $   441
   Period ended March 2, 1996                           441          -           -             (222)          219
   Period ended March 1, 1997                           219          -           -             (183)           36
   Period ended January 31, 1998                         36          -           -              (11)           25

Valuation Allowance for Deferred Tax Assets:
   Year ended February 25, 1995                     $ 5,145      $(2,636)    $ 2,345        $   -         $ 4,854
   Period ended March 2, 1996                         4,854       (2,247)       (174)           -           2,433
   Period ended March 1, 1997                         2,433          (47)      3,663 (b)        -           6,049
   Period ended January 31, 1998                      6,049       (2,386)     (1,408)           -           2,255

(a) The period ended January 31, 1998 represents the eleven-month transition period for the Company. The period ended March 1, 1997 includes the twelve months ended March 1, 1997 for Corporate Express, Inc., and fourteen months ended March 1, 1997 for Hermann Marketing, Inc. as each company had different fiscal year ends. The period ended March 2, 1996 includes the twelve months ended March 2, 1996 for Corporate Express, Inc., the fourteen months ended March 2, 1996 for Delivery, the seventeen months ended March 2, 1996 for Young, and the nine months ended March 2, 1996 for Sofco, as each company had different fiscal year ends.
(b) Represents additional allowances as a result of the purchase acquisitions and UT, which was accounted for as a pooling of interests effective March 3, 1996.
(c) Represents inventory reserve for Lucas pooling.