Form 10-Q
period 1998-05-02
CORPORATE EXPRESS INC
filed 1998-06-16
CIK 878130

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 2, 1998

                                      OR

             ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _______

                          Commission File No. 0-24642
                                              -------

                            CORPORATE EXPRESS, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)


       Colorado                                     84-0978360
----------------------------                        ----------
(State of incorporation or                       (I.R.S. Employer
 organization)                                   Identification No.)


    1 Environmental Way
    Broomfield, Colorado                                80021
----------------------------                        -------------
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

                                    Yes  X                 No
                                        ----                  ----

     The number of shares of the registrant's common stock, par value $.0002 per share, outstanding as of June 8, 1998 was 108,031,481.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                            CORPORATE EXPRESS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)
ASSETS

                                                     May 2,         January 31,
                                                      1998             1998
                                                 ---------------  --------------
                                                   (Unaudited)

Current assets:
  Cash and cash equivalents                      $    36,906      $    44,362
  Trade accounts receivable, net of allowance
    of $15,292 and $14,523, respectively             647,467          616,574
  Notes and other receivables                         79,356           86,687
  Inventories                                        275,453          251,108
  Deferred income taxes                               37,506           40,729
  Other current assets                                40,896           41,713
                                                 -----------      -----------
          Total current assets                     1,117,584        1,081,173

Property and equipment:
  Land                                                17,564           17,540
  Buildings and leasehold improvements               129,839          126,006
  Furniture and equipment                            356,258          339,577
                                                 -----------      -----------
                                                     503,661          483,123
  Less accumulated depreciation                     (140,873)        (131,756)
                                                 -----------      -----------
                                                     362,788          351,367

Goodwill, net of $64,369 and $57,558 of
  accumulated amortization, respectively             860,357          847,544
Other assets, net                                     88,192           69,575
                                                 -----------      -----------

          Total assets                           $ 2,428,921      $ 2,349,659
                                                 ===========      ===========



The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

              (In thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  May 2,           January 31,
                                                                   1998               1998
                                                               -----------         -----------
                                                               (Unaudited)
Current liabilities:
  Accounts payable - trade                                     $   378,982         $   354,915
  Accounts payable - acquisitions                                    2,264               6,106
  Accrued payroll and benefits                                      56,750              61,308
  Accrued purchase costs                                             9,087               9,378
  Accrued merger and related costs                                  12,846              15,512
  Other accrued liabilities                                         96,975              80,214
  Current portion of long-term debt and capital leases              34,359              36,264
                                                               -----------         -----------
     Total current liabilities                                     591,263             563,697

Capital lease obligations                                            7,381               9,414
Long-term debt                                                   1,161,281             753,829
Deferred income taxes                                               57,127              52,515
Minority interest in subsidiaries                                   19,654              20,791
Other non-current liabilities                                       16,919              16,980
                                                               -----------         -----------
     Total liabilities                                           1,853,625           1,417,226

Contingencies (Note 7)

Shareholders' equity:
  Preferred stock, $.0001 par value, 25,000,000 shares
    authorized, none issued or outstanding                              --                  --
  Common stock, $.0002 par value, 300,000,000 shares
    authorized, 143,002,580 and 142,392,845 shares
    issued and outstanding, respectively                                28                  28
  Common stock, non-voting, $.0002 par value, 3,000,000
    shares authorized, none issued or outstanding                       --                  --
  Additional paid-in capital                                       855,944             852,507
  Retained earnings                                                106,595              91,887
  Accumulated other comprehensive expense                           (8,021)            (11,989)
                                                               -----------         -----------
                                                                   954,546             932,433
Less:
  Treasury stock, at cost, 35,000,000 shares at
    May 2, 1998                                                   (379,250)                 --
                                                               -----------         -----------
     Total shareholders' equity                                    575,296             932,433
                                                               -----------         -----------
          Total liabilities and shareholders' equity           $ 2,428,921         $ 2,349,659
                                                               ===========         ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                      Three Months Ended
                                                ----------------------------
                                                         (Unaudited)

                                                   May 2,           May 3,
                                                    1998             1997
                                                -----------      -----------


Net sales                                       $ 1,108,061      $   921,455
Cost of sales                                       850,291          703,650
                                                -----------      -----------
   Gross profit                                     257,770          217,805
Warehouse operating and selling expenses            182,825          160,757
Corporate general and administrative expenses        33,102           29,098
                                                -----------      -----------
   Operating profit                                  41,843           27,950
Interest expense and other, net                      12,791            8,953
                                                -----------      -----------
   Income before income taxes                        29,052           18,997
Income tax expense                                   13,044            7,500
                                                -----------      -----------
   Income before minority interest                   16,008           11,497
Minority interest expense (income)                      196             (911)
                                                -----------      -----------
   Income before extraordinary item                  15,812           12,408
Extraordinary item, net of tax:
  Loss on early extinguishment of debt                1,104               --
                                                -----------      -----------
   Net income                                   $    14,708      $    12,408
                                                ===========      ===========

Net income per share - Basic:
     Net income before extraordinary item       $      0.12      $      0.10
     Extraordinary item                               (0.01)              --
                                                -----------      -----------
     Net income                                 $      0.11      $      0.10
                                                ===========      ===========

Net income per share - Diluted:
     Net income before extraordinary item       $      0.12      $      0.09
     Extraordinary item                               (0.01)              --
                                                -----------      -----------
     Net income                                 $      0.11      $      0.09
                                                ===========      ===========

Weighted average common shares outstanding:
    Basic                                           134,410          126,067
    Diluted                                         136,729          131,268


The accompanying notes are an integral part of the consolidated financial statements.

                             CORPORATE EXPRESS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Three Months Ended
                                                                       ---------------------------
                                                                        May 2,              May 3,
                                                                         1998               1997
                                                                       ---------         ---------
                                                                               (Unaudited)
     Cash flows from operating activities:
       Net income                                                      $  14,708         $  12,408
       Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
         Depreciation                                                     12,004             9,579
         Amortization                                                      6,916             5,458
         Non-cash portion of merger and restructuring charge                  --             1,396
         Loss on early extinguishment of debt                              1,104                --
         Minority interest (income) expense                                  196              (911)
         Other                                                               678                95
     Changes in assets and liabilities, excluding acquisitions:
         (Increase) decrease in accounts receivable                        2,797            17,465
         (Increase) decrease in inventory                                (17,014)           (6,400)
         (Increase) decrease in other current assets                       3,662            (4,131)
         (Increase) decrease in other assets                              (2,812)             (939)
         Increase (decrease) in accounts payable                          (1,706)          (29,688)
         Increase (decrease) in accrued liabilities                       11,281           (22,283)
                                                                       ---------         ---------
     Net cash provided by (used in) operating activities                  31,814           (17,951)
                                                                       ---------         ---------

     Cash flows from investing activities:
         Proceeds from sale of assets                                        703               637
         Capital expenditures                                            (21,501)          (30,542)
         Payment for acquisitions, net of cash acquired                  (21,047)          (10,854)
         Investment in marketable securities                                (994)              572
         Other, net                                                          (71)               13
                                                                       ---------         ---------
         Net cash used in investing activities                           (42,910)          (40,174)
                                                                       ---------         ---------

     Cash flows from financing activities:
         Issuance of common stock                                            156             8,641
         Repurchase of common stock                                     (379,250)               --
         Debt issuance costs                                             (15,150)             (151)
         Proceeds from long-term borrowings                              252,179            11,515
         Repayments of long-term borrowings                               (6,936)          (29,539)
         Proceeds from short-term borrowings                               1,188               358
         Repayments of short-term borrowings                              (2,075)           (1,997)
         Net  proceeds from (payments on) line of credit                 153,752            49,778
         Other                                                               (77)               86
                                                                       ---------         ---------

     Net cash provided by financing activities                             3,787            38,691
                                                                       ---------         ---------
     Effect of foreign currency exchange rate changes on cash               (147)             (303)
                                                                       ---------         ---------
     (Decrease) increase in cash and cash equivalents                     (7,456)          (19,737)
     Cash and cash equivalents, beginning of period                       44,362            58,993
                                                                       ---------         ---------
     Cash and cash equivalents, end of period                          $  36,906         $  39,256
                                                                       =========         =========

     The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation and Significant Accounting Policies

     The consolidated financial statements include the accounts of Corporate Express, Inc. ("Corporate Express" or the "Company") and its majority-owned subsidiaries. Acquisitions accounted for as purchases are included in the accounts and operations as of the effective date of the acquisition and immaterial acquisitions accounted for as poolings of interests are included in the accounts and operations as of the beginning of the fiscal quarter in which the acquisition is effective. The Company accounts for its investments in less than 50% owned entities using the equity or cost methods. All intercompany balances and transactions have been eliminated.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the eleven months ended January 31, 1998.

     In January 1998 the Company changed its fiscal year end from the end of February to January 31, 1998. The consolidated financial statements for the previously reported prior year first quarter have been restated to conform to the new fiscal year and accordingly reflect the three-month period ended May 3, 1997. Certain reclassifications have been made to the consolidated financial statements for the three-month period ended May 3, 1997 to conform to the three-month period ended May 2, 1998 presentation. These reclassifications had no impact on net income.

     The Company capitalizes certain salaries and wages and payments to outside firms for direct services related to the development and implementation of its software. All software is amortized over its economic useful life of three to seven years using the straight-line method.

     New Accounting Standards:

     In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income, consisting of net income, the change in the foreign currency translation adjustment and an unrealized holding gain or loss on marketable securities, totaled $18,676,000 for the three months ended May 2, 1998 and $8,004,000 for the three months ended May 3, 1997.

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

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is in the process of reviewing its current policies for accounting for costs associated with internal software development projects and how they may be affected by SOP 98-1. The Company believes its current policies are materially consistent with the SOP; however, the ultimate impact on the Company's future results of operations has not yet been determined.

2.   Accrued Purchase Costs

     In conjunction with acquisitions accounted for as purchases, the Company accrues certain of the direct external costs associated with closing redundant facilities of acquired companies, and severance and relocation payments for the acquired companies' employees. All consolidation projects are planned to be completed within two years of the acquisition date. Remaining balances primarily represent international and the recent Data Documents Incorporated ("DDI") consolidation plans.

     The following table sets forth activity in the Company's accrued purchase costs liability account for the three months ended May 2, 1998:


                                                                                                      Disposition
                                                 Facility          Redundant                           of Assets
                                  Total         Exit Costs         Facilities         Severance         & Other
                                  -----        -----------        ------------        ---------       -----------
                                                                 (In thousands)
Balance, January 31, 1998         $9,378         $  464            $3,128              $4,400           $1,386
Additions                            712             --               152                 544               16
Payments                          (1,003)          (128)             (301)               (382)            (192)
                                  ------         ------            ------              ------           ------
Balance, May 2, 1998              $9,087         $  336            $2,979              $4,562           $1,210
                                  ======         ======            ======              ======           ======

3.   Merger and Other Nonrecurring Charges

     The Company accrues, among other things, costs to complete pooling of interests transactions, costs of merging and closing redundant facilities, and costs associated with personnel reductions and centralizing certain administrative functions.

     The following table sets forth activity in the Company's accrued merger and other non-recurring charges liability account for the three months ended May 2, 1998:


                                                  Balance       Cash         Non-        Balance
                                                  1/31/98     Payments     Cash Usage     5/2/98
                                                  -------     --------     ----------     ------
                                                                 (In thousands)
Merger transaction costs (1)                     $   611      $   (299)                  $   312
Employee severance and
   termination costs (2)                           9,696        (1,690)                    8,006
Facility closure and consolidation costs (3)       5,205          (677)                    4,528
                                                 -------       --------                  -------
Accrued merger and related costs, balance         15,512        (2,666)                   12,846
Other asset write-downs and costs (4)              2,759           ---        $(203)       2,556
                                                 -------       --------        -----     -------
     Total                                       $18,271       $(2,666)       $(203)     $15,402
                                                 =======       ========        =====     =======

(1) Merger transaction costs are the direct costs from the pooling of interests transactions and those direct costs incurred by DDI, and include legal, accounting, investment banking, printing, contract buy-outs and other related costs.

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) Employee severance and termination costs are related to the elimination of duplicate management positions, facility closures and consolidations, and centralization of certain shared services. Of the 1,716 employees planned to be terminated, 782 have been terminated as of May 2, 1998. The Company expects to complete the facility closures and related terminations for the fiscal 1995 charge, which balance totals $1,589,000 and the fiscal 1996 charge, which balance totals $1,009,000, by the end of fiscal 1998. The centralization of certain shared services began in the second quarter of fiscal 1997 and will continue through fiscal 1998. The Company expects to complete the facility closures and related terminations for the fiscal year 1997 charge, which balance totals $5,408,000, by the end of fiscal 1998.

(3) Facility closure and consolidation costs are the estimated costs to close redundant facilities, lease costs and other costs associated with closed facilities. Of the 215 facilities planned to be closed or consolidated, 144 have been closed or consolidated as of May 2, 1998. The remaining facilities included in the fiscal 1995 and 1996 charges, and the facilities identified in the fiscal 1997 charge are expected to be closed by the end of fiscal 1998.

(4) Other asset write-downs and costs are recorded as contra assets, and include the expected loss on sale of assets and leasehold improvements and equipment being abandoned or written off as a result of the exit plans. The remaining balance primarily represents assets that will be disposed of in conjunction with facility closures, which are expected to be completed by the end of fiscal 1998.


4.   Pro Forma Acquisition Results

     Effective November 26, 1997 the Company issued approximately 10,740,000 shares of common stock in exchange for all of the outstanding stock of DDI, a provider of forms management services and systems, custom business forms and pressure-sensitive labels.

     The operating results of DDI are included in the Company's consolidated statement of operations from the effective date of the acquisition. The following pro forma financial information assumes the DDI acquisition occurred at the beginning of the three-month period ended May 3, 1997 and primarily reflects goodwill amortization, debt retirement and the issuance of shares. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transaction occurred at the beginning of the period, or of results which may occur in the future.

                                                  Three Months Ended
                                                     May 3, 1997
                                                     -----------
                                        (In thousands, except per share amounts)
                                                     (Unaudited)

         Net sales                                     $985,304
         Net income                                      14,388
         Net income per share - Basic                      0.11
         Net income per share - Diluted                    0.10


5.   Repurchase of Common Stock

     On February 5, 1998 the Company commenced a Dutch Auction issuer tender offer to purchase for cash up to 35,000,000 shares of its issued and outstanding common stock, par value $.0002 per share. The terms of the tender offer invited the Company's shareholders to tender up to 35,000,000 shares of the Company's common stock to the Company at prices not greater than $11.50 nor less than $10.00 per share, as specified by the tendering shareholders. On April 10, 1998 the Company closed the tender offer and purchased 35,000,000 shares tendered at a price of $10.75 per share. Shares tendered at prices in excess of the purchase price and shares not purchased because of proration were returned to shareholders. The 35,000,000 treasury shares resulting from this transaction are reflected an the balance sheet at cost plus applicable fees and expenses of approximately $3,000,000.

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Debt

     On April 22, 1998 the Company executed a new $1 billion Senior Secured Credit Facility ("Senior Secured Credit Facility") consisting of a $250,000,000, seven-year term loan and a $750,000,000 five-year revolving credit facility and terminated the existing $500,000,000 Credit Facility ("Senior Credit Facility"). The Company has utilized borrowings under the new credit facility to fund the purchase of 35,000,000 shares of its common stock pursuant to its Dutch Auction tender offer, to repay and terminate the previously existing Senior Credit Facility and for general corporate and working capital requirements. The Senior Secured Credit Facility is guaranteed by substantially all domestic subsidiaries of the Company and is collateralized by all tangible and intangible property of the guarantors including inventory and receivables. At the borrower's option interest rates are at a base rate or a Eurodollar rate plus an applicable margin determined by a leverage ratio as defined in the loan agreements. The term loan's interest rate ranges from 0.25% to 0.75% above the revolving loan. The Company is subject to usual convenants customary for this type of facility including restrictions on dividends, additional borrowings and certain financial covenants. Approximately $1,810,000 of deferred financing costs related to the terminated Senior Credit Facility were expensed in the first quarter of fiscal 1998 and are reflected as an extraordinary item of $1,104,000, net of tax of $706,000.

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

8.   Earnings Per Share

     Basic and diluted earnings per share are calculated as follows:

                                               Three Months      Three Months
                                                  Ended             Ended
                                               May 2, 1998       May 3, 1997
                                               -----------       -----------
                                           (In thousands, except per share data)
     Numerator for basic and diluted EPS:
         Income before extraordinary item           $15,812          $12,408
         Extraordinary item                          (1,104)             ---
                                                    -------          -------
         Net income                                 $14,708          $12,408
                                                    =======          =======

     Basic EPS Calculation:
     Denominator:
         Average common shares outstanding          134,410 (1)      126,067
                                                    =======          =======

     Earnings per common share:
         Income before extraordinary item           $  0.12          $  0.10
         Extraordinary item                           (0.01)             ---
                                                    -------          -------
         Net income                                 $  0.11          $  0.10
                                                    =======          =======

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Diluted EPS Calculation:
     Denominator (2):
         Basic shares                               134,410          126,067
         Dilutive stock options and warrants          2,319            5,201
                                                    -------          -------
         Diluted shares                             136,729          131,268
                                                    =======          =======

     Earnings per common share:
         Income before extraordinary item           $  0.12          $  0.09
         Extraordinary item                           (0.01)             ---
                                                    -------          -------
         Net income                                 $  0.11          $  0.09
                                                    =======          =======

(1)  Reflects the shares repurchased only from the April 10, 1998 purchase date.

(2) Antidilutive stock options omitted from the denominator were immaterial. Also excluded from the calculation are the Convertible Notes with an exercise price of $33.33 per share which is greater than the average market price of the common shares.

9.   Subsequent Events

     On May 29, 1998 the Company issued at par $350,000,000 principal amount of unsecured 9 5/8% Senior Subordinated Notes due 2008. The notes are guaranteed by all material domestic subsidiaries of the Company and are subordinated in right of payment to all senior debt including the Senior Secured Credit Facility. On or after June 1, 2003 through maturity the notes may be redeemed at the option of the Company, in whole or in part, at redemption rates ranging from 104.813% to 100%. At any time on or before June 1, 2001 the Company may redeem up to 35% of the notes with the net cash proceeds of one or more public equity offerings at a redemption price equal to 109.625% of the principal amount thereof, subject to certain restrictions. Semi-annual interest payments are due on June 1 and December 1 commencing on December 1, 1998. A portion of the proceeds from the sale of these notes was used to repay prior to maturity substantially all of the $90,000,000 9 1/8% Senior Subordinated Notes Series B due 2004 and to repay a portion of the Senior Secured Credit Facility. As a result of this repayment, the Company will record an extraordinary loss of approximately $5,000,000, net of tax, in the second quarter of fiscal 1998.

     During the fourth quarter of fiscal 1997, the Company entered into an interest rate hedging contract based on $300,000,000 of U.S. Treasury notes to manage the Company's exposure related to an anticipated debt offering which the Company has completed. The cost of the settlement of the contract will be amortized over the ten-year term of the Senior Secured Credit Facility as an adjustment to the effective interest rate of the debt agreement.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net Sales. Consolidated net sales increased 20.3% to $1,108,061,000 in the three months ended May 2, 1998 from $921,455,000 in the three months ended May 3, 1997. Net sales for the Company's product distribution segment increased 30.4% to $913,658,000 in the three months ended May 2, 1998 from $700,619,000 in the three months ended May 3, 1997, while net sales in the services segment decreased 12.0% to $194,403,000 in the three months ended May 2, 1998 from $220,836,000 in the three months ended May 3, 1997. The overall increases were primarily attributable to strong internal growth reflecting increased market penetration in the Company's product distribution segment and to the acquisition of DDI completed on November 26, 1997. The decline in the services segment reflects the disposition of certain non-strategic businesses, the effect of consolidating or closing facilities, and the elimination of low margin customers.

         International operations accounted for 20.0% of consolidated net sales, or $221,927,000, in the three months ended May 2, 1998 and 19.0% of consolidated net sales, or $174,690,000, in the three months ended May 3, 1997. This growth is primarily attributable to expansion in Germany, Italy, Ireland, and Switzerland and strong internal growth in Canada and France.

         Gross Profit. Cost of sales includes merchandise, occupancy and delivery costs. Consolidated gross profit as a percentage of net sales was 23.3% for the three months ended May 2, 1998 and 23.6% for the three months ended May 3, 1997. The slight decrease in the gross profit percentage is primarily attributable to the services segment, which experienced reduced gross profit margins as a result of consolidation costs, increases in driver and vehicle related costs, and reductions in pricing, partially offset by better product distribution margins. Also affecting gross profit were lower international gross margins and increased computer software license agreement sales which typically have lower gross margins, all of which were partially offset by increased vendor rebates as a result of improved programs.

         Warehouse Operating and Selling Expenses. Warehouse operating and selling expenses primarily include labor and administrative costs associated with operating regional warehouses and sales offices, selling expenses including commissions related to the Company's direct sales force, and warehouse consolidation and relocation costs and expenses. Consolidated warehouse operating and selling expenses as a percentage of net sales decreased to 16.5% for the three months ended May 2, 1998 from 17.4% for the three months ended May 3, 1997. The improvement in operating expenses as a percentage of net sales primarily reflects the Company's efforts to leverage and streamline its operations, including the elimination of redundant facilities and positions.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses include the central expense incurred to provide corporate oversight and support for regional operations, goodwill amortization and certain depreciation. Consolidated corporate general and administrative expenses decreased to 3.0% of net sales in the three months ended May 2, 1998 from 3.2% in the three months ended May 3, 1997. This decrease reflects the Company's efforts to leverage these expenses over expanded operations, partially offset by increased amortization of goodwill. Consolidated corporate general and administrative expenses increased to $33,102,000 in the three months ended May 2, 1998 from $29,098,000 in the three months ended May 3, 1997, reflecting the Company's expanded operations.

         Operating Profit. Consolidated operating profit was $41,843,000, or 3.8% of net sales, for the three months ended May 2, 1998 compared to consolidated operating profit of $27,950,000, or 3.0% of net sales, for the three months ended May 3, 1997. Operating profit for the product distribution segment increased as a percentage of net sales to $39,898,000, or 4.4% of product distribution net sales, in the three months ended May 2, 1998, from $21,779,000, or 3.1% of product distribution net sales, in the three months ended May 3, 1997. The increase in operating profit as a percentage of net sales for the product distribution segment primarily reflects successful consolidation of operations which decreased expenses and improved focus on vendor support. Operating profit for the services segment decreased to $1,945,000, or 1.0% of services net sales, in the three months ended May 2, 1998 from $6,171,000, or 2.8% of services net sales, in the three months ended May 3,

1997. The decrease in operating profit as a percentage of net sales for the services segment reflects lower than expected performance at several delivery locations and expenses related to integration projects, partially offset by cost savings from the elimination of redundant personnel.

         Operating profit for international operations increased to 2.6% of international net sales in the three months ended May 2, 1998 from 0.9% in the three months ended May 3, 1997 primarily reflecting improved performance in Australia and Canada.

         Interest Expense. Net interest expense of $12,791,000 in the three months ended May 2, 1998 increased from $8,953,000 in the three months ended May 3, 1997 primarily due to increased borrowings under the Senior Credit Facility including the borrowings to finance the repurchase of 35,000,000 shares of the Company's common stock. See "Liquidity and Capital Resources."

         Minority Interest. Minority interest expense of $196,000 in the three months ended May 2, 1998 compares to minority interest income of $911,000 in the three months ended May 3, 1997. The minority interest expense for the three months ended May 2, 1998 reflects a 47.6% minority interest in Corporate Express Australia.

         Extraordinary Item. The extraordinary loss of $1,104,000, net of tax of $706,000, reflects the write-off of deferred financing costs related to the terminated Senior Credit Facility.

         Net Income. Net income of $14,708,000 in the three months ended May 2, 1998 increased 18.5% from net income of $12,408,000 for the three months ended May 3, 1997. This increase reflects increased profits from the Company's mature product distribution operations and corporate expense leverage offset in part by higher goodwill amortization, decreased services profits, a higher effective tax rate and loss on extinguishment of debt. The increase in the effective tax rate primarily reflects increased amortization of non-deductible goodwill and the absence of operating loss carryforwards.

         Other. Goodwill at May 2, 1998 of $860,357,000 increased from $847,544,000 at January 31, 1998 reflecting net additions from acquisitions offset by current year amortization.

         The inventory balance at May 2, 1998 of $275,453,000 increased $24,345,000 from $251,108,000 at January 31, 1998 as a result of inventory growth to support increased sales and acquired inventories.

         Accrued purchase costs at May 2, 1998 of $9,087,000 decreased by $291,000 from the January 31, 1998 balance of $9,378,000, reflecting acquisition additions of $712,000 and usage of $1,003,000.

         The accrued merger and related costs balance at May 2, 1998 of $12,846,000 decreased by $2,666,000 from the January 31, 1998 balance of $15,512,000, reflecting current period usage.

Liquidity and Capital Resources

     Historically, the Company has financed its operations through internally generated funds and borrowings from commercial banks and has financed its acquisitions through the use of such funds and the issuance of equity and debt securities.

     On February 5, 1998 the Company commenced a Dutch Auction issuer tender offer to purchase for cash up to 35,000,000 shares of its issued and outstanding common stock, par value $.0002 per share. The terms of the tender offer invited the Company's shareholders to tender up to 35,000,000 shares of the Company's common stock to the Company at prices not greater than $11.50 nor less than $10.00 per share, as specified by the tendering shareholders. On April 10, 1998, the Company closed the tender offer and purchased 35,000,000 shares tendered at a price of $10.75 per share. Shares tendered at prices in excess of the purchase price and shares not purchased because of proration were returned to shareholders. The Company funded the purchase of such shares and the payment of related fees and expenses through its new $1.0 billion Senior Secured

Credit Facility. This Senior Secured Credit Facility consists of a $250,000,000, seven-year term loan and a $750,000,000 five-year revolving credit facility. The Senior Secured Credit Facility is guaranteed by substantially all domestic subsidiaries of the Company and is collateralized by all tangible and intangible property of the guarantors including inventory and receivables. At the borrower's option interest rates are at a base rate or a Eurodollar rate plus an applicable margin determined by a leverage ratio as defined in the loan agreements. The term loan's interest rate ranges from 0.25% to 0.75% above the revolving loan interest rate. The Company is subject to usual covenants customary for this type of facility including financial covenants. The available funds may be used for general corporate purposes including permitted acquisitions and permitted share repurchases. As of June 8, 1998, the Company had $420,106,000 outstanding under the Senior Secured Credit Facility and an unused borrowing capacity of $579,894,000.

     The Company Board of Directors has recently authorized the repurchase of shares of common stock from time to time in open market transactions, block purchases, privately negotiated transactions and otherwise, at prevailing prices. Financing for such purchases is available through the Senior Secured Credit Facility, as well as from cash flow from operations.

     On April 22, 1998 the Company's previous Senior Credit Facility was replaced and paid in full with proceeds from the new Senior Secured Credit Facility. Approximately $1,810,000 of deferred financing costs related to the previous Senior Credit Facility were expensed in the first quarter of fiscal 1998 and are shown as an extraordinary item of $1,104,000, net of tax of $706,000.

     On May 29, 1998 the Company issued $350,000,000 principal amount of unsecured 9 5/8% Senior Subordinated Notes due 2008. The notes are guaranteed by all material domestic subsidiaries of the Company and are subordinated in right of payment to all senior debt. On or after June 1, 2003 through maturity the notes may be redeemed at the option of the Company, in whole or in part, at redemption rates ranging from 104.813% to 100%. At any time on or before June 1, 2001 the Company may redeem up to 35% of the notes with the net cash proceeds of one or more public equity offerings at a redemption price equal to 109.625% of the principal amount thereof, subject to certain restrictions. Semi-annual interest payments are due on June 1 and December 1 commencing on December 1, 1998. A portion of the proceeds from the sale of these notes was used to repay the $90,000,000 9 1/8% Senior Subordinated Notes Series B due 2004 and to repay a portion of the Senior Secured Credit Facility. The Company settled an interest rate hedging contract based on $300,000,000 of U.S. Treasury notes related to the completed debt offering. The cost of the settlement of the contract will be amortized over the ten-year term of the Senior Secured Credit Facility as an adjustment to the effective interest rate of the debt agreement.

     The Company does not enter into financial instrument contracts for trading or speculative purposes. The counterparties to all contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. The Company has no financial instrument contracts currently outstanding.

     During the three months ended May 2, 1998, the Company had capital expenditures of $21,501,000 for computer systems and software, warehouse reconfigurations, telecommunications equipment, delivery vehicles, leasehold improvements and investments in facilities. The Company continues to invest in advanced facilities, the development of its proprietary computer software, and the upgrade of its computer systems.

     Significant uses of cash in the three months ended May 2, 1998 were as follows: repurchase of common stock of $379,250,000, capital expenditures of $21,501,000, cash paid for acquisitions of $21,047,000, debt issuance costs of $15,150,000 and other uses of $430,000, partially offset by net proceeds from debt of $244,356,000, cash provided by net borrowings on lines of credit of $153,752,000 and operating activities of $31,814,000.

     The Company expects net capital expenditures for fiscal 1998 of approximately $80,000,000 comprised of approximately $59,000,000 to be used for upgrading and enhancing its information systems and telecommunications equipment and approximately $21,000,000 for warehouse reconfiguration and equipment. Actual capital expenditures for fiscal 1998 may be greater or less than budgeted amounts.

     The Company believes that the borrowing capacity under the Senior Secured Credit Facility, together with proceeds from future debt and equity financings, in addition to the Company's cash on hand, capital resources and cash flows from operations, will be sufficient to fund the Company's ongoing operations, anticipated capital expenditures and acquisition activity for the next twelve months. However, actual capital needs may change, particularly in connection with acquisitions which the Company may complete in the future.

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

Item 3  --  Quantitative and Qualitative Disclosure About Market Risk

         Pursuant to Regulation S-K registrants are required to disclose certain information about market risk. The Company is primarily exposed to currency exchange-rate risk with respect to its transactions and net assets denominated in Canadian and Australian Dollars, U.K. Pound Sterling, French Francs, German Marks, Irish Pounds, Swiss Francs and Italian Lira. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash inflows resulting from transactions with foreign customers and suppliers denominated in foreign currencies may be adversely affected by changes in currency exchange rates. Based on debt balances at May 2, 1998, a hypothetical 10% change in the Company's weighted average interest rate on its variable rate debt would have an immaterial effect on the Company's fiscal 1998 pretax earnings and on the fair value of the Company's fixed-rate financial instruments.

PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

On May 18, 1998, CEX Holdings, Inc. ("CEX"), a wholly-owned subsidiary of the Company, entered into a Second Supplemental Indenture with respect to its 9 1/8% Senior Subordinated Notes Series B due 2004 ("Notes"), which supplemental indenture amended the Indenture governing the Notes (the "Indenture") to eliminate certain covenants in the Indenture that restricted the activities of CEX for the benefit of the holders of the Notes. The amendments to the Indenture were consented to by a majority of the holders of the outstanding Notes pursuant to a consent solicitation that was commenced by CEX on April 29, 1998 and which terminated on May 13, 1998. The Consent Solicitation was conducted in conjunction with a tender offer for all of the outstanding Notes. Approximately 98% of the outstanding Notes consented to the aforementioned amendments to the Indenture, which amendments were effective upon the acceptance for payment of all Notes tendered pursuant to the tender offer on May 28, 1998.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         See Item 2 above.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               4.1 Second Supplemental Indenture dated as of May 18, 1998 by and among CEX Holdings, Inc., the Guarantors named therein and U.S. Bank Trust National Association relating to the 9 1/8% Senior Subordinated Notes Series B due 2004.

               27.1 Financial Data Schedule

         (b)   Reports on Form 8-K

               Form 8-K filed on January 21, 1998 - Change in year end.

                                   SIGNATURE





   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CORPORATE EXPRESS, INC.



                             By:    /s/ Sam R. Leno
                                  ---------------------------
                                  Sam R. Leno
                                  Executive Vice President and  Chief Financial
                                  Officer
Date:  June 15, 1998              (Principal Financial Officer and  Duly
                                  Authorized Officer)