Form 10-Q
period 1998-08-01
CORPORATE EXPRESS INC
filed 1998-09-15
CIK 878130

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 1, 1998

                                      OR

             (_)TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _______

                         Commission File No.  0-24642
                                              -------


                            CORPORATE EXPRESS, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


                Colorado                           84-0978360
         --------------------------                ----------
         (State of incorporation or              (I.R.S. Employer
          organization)                         Identification No.)


           1 Environmental Way
           Broomfield, Colorado                         80021
         --------------------------                 --------------
         (Address of principal executive offices)     (Zip Code)


      Registrant's telephone number, including area code:  (303) 664-2000


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


     The number of shares of the registrant's common stock, par value $.0002 per share, outstanding as of September 8, 1998 was 105,387,191.

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                                   CORPORATE EXPRESS, INC.

                                 CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
ASSETS

                                                               August 1,         January 31,
                                                                  1998               1998
                                                             ---------------    ---------------
                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                     $    30,327        $    44,362
  Trade accounts receivable, net of allowance
    of $14,687 and $14,523, respectively                            653,190            616,574
  Notes and other receivables                                        91,286             86,687
  Inventories                                                       269,535            251,108
  Deferred income taxes                                              34,922             40,729
  Other current assets                                               46,607             41,713
                                                                -----------        -----------
          Total current assets                                    1,125,867          1,081,173

Property and equipment:
  Land                                                               17,424             17,540
  Buildings and leasehold improvements                              133,872            126,006
  Furniture and equipment                                           370,756            339,577
                                                                -----------        -----------
                                                                    522,052            483,123
  Less accumulated depreciation                                    (150,266)          (131,756)
                                                                -----------        -----------
                                                                    371,786            351,367

Goodwill, net of $70,130 and $57,558 of accumulated
  amortization, respectively                                        856,680            847,544
Other assets, net                                                   100,609             69,575
                                                                -----------        -----------
          Total assets                                          $ 2,454,942        $ 2,349,659
                                                                ===========        ===========


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THE CONSOLIDATED FINANCIAL STATEMENTS.

                            CORPORATE EXPRESS, INC.

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  August 1,            January 31,
                                                                    1998                  1998
                                                                -------------        --------------
                                                                 (Unaudited)

Current liabilities:
  Accounts payable - trade                                        $   360,745           $   354,915
  Accounts payable - acquisitions                                         985                 6,106
  Accrued payroll and benefits                                         58,504                61,308
  Accrued purchase costs                                                8,968                 9,378
  Accrued merger and related costs                                     10,323                15,512
  Other accrued liabilities                                            88,170                80,214
  Current portion of long-term debt and capital leases                 64,433                36,264
                                                                -------------        --------------
     Total current liabilities                                        592,128               563,697

Capital lease obligations                                               7,556                 9,414
Long-term debt                                                      1,183,289               753,829
Deferred income taxes                                                  61,175                52,515
Minority interest in subsidiaries                                      19,147                20,791
Other non-current liabilities                                          16,591                16,980
                                                                -------------        --------------
     Total liabilities                                              1,879,886             1,417,226

Contingencies (Note 7)

Shareholders' equity:
  Preferred stock, $.0001 par value, 25,000,000 shares
    authorized, none issued or outstanding                                  -                     -
  Common stock, $.0002 par value, 300,000,000 shares
    authorized, 143,172,963 and 142,392,845 shares
    issued and outstanding, respectively                                   29                    28
  Common stock, non-voting, $.0002 par value, 3,000,000
    shares authorized, none issued or outstanding                           -                     -
  Additional paid-in capital                                          858,498               852,507
  Retained earnings                                                   114,392                91,887
  Accumulated other comprehensive expense                             (13,883)              (11,989)
                                                                -------------        --------------
                                                                      959,036               932,433

Less:
  Treasury stock, at cost, 35,430,000 shares at August 1, 1998       (383,980)                   -
                                                                -------------        --------------
     Total shareholders' equity                                       575,056               932,433

          Total liabilities and shareholders' equity              $ 2,454,942           $ 2,349,659
                                                                ==============       ==============

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THE CONSOLIDATED FINANCIAL STATEMENTS.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                             Three Months Ended                  Six Months Ended
                                                       ------------------------------       ------------------------------
                                                       August 1,         August 2,          August 1,          August 2,
                                                         1998               1997              1998               1997
                                                       -----------          ---------       -----------        -----------
Net sales                                              $ 1,118,162          $ 925,084       $ 2,226,222        $ 1,846,538
Cost of sales                                              858,683            708,560         1,708,973          1,412,210
                                                       -----------          ---------       -----------        -----------
   Gross profit                                            259,479            216,524           517,249            434,328
Warehouse operating and selling expenses                   180,262            160,426           363,087            321,183
Corporate general and administrative expenses               33,771             26,618            66,873             55,712
                                                       -----------          ---------       -----------        -----------
   Operating profit                                         45,446             29,480            87,289             57,433
Interest expense and other, net                             21,787              9,530            34,578             18,483
                                                       -----------          ---------       -----------        -----------
   Income before income taxes                               23,659             19,950            52,711             38,950
Income tax expense                                          10,623              8,298            23,667             15,798
                                                       -----------          ---------       -----------        -----------
   Income before minority interest                          13,036             11,652            29,044             23,152
Minority interest expense (income)                             761               (612)              957             (1,522)
                                                       -----------          ---------       -----------        -----------
   Income before extraordinary item                         12,275             12,264            28,087             24,674

Extraordinary item, net of tax:
  Loss on early extinguishment of debt                       4,477                  -             5,581                  -
                                                       -----------          ---------       -----------        -----------
   Net income                                          $     7,798          $  12,264       $    22,506        $    24,674
                                                       ===========          =========       ===========        ===========

Net income per share - Basic:
     Net income before extraordinary item              $      0.11          $    0.10       $      0.23        $      0.19
     Extraordinary item                                      (0.04)                 -             (0.04)                 -
                                                       -----------          ---------       -----------        -----------
     Net income                                        $      0.07          $    0.10       $      0.19        $      0.19
                                                       ===========          =========       ===========        ===========
Net income per share - Diluted:
     Net income before extraordinary item              $      0.11          $    0.09       $      0.22        $      0.19
     Extraordinary item                                      (0.04)                 -             (0.04)                 -
                                                       -----------          ---------       -----------        -----------
     Net income                                        $      0.07          $    0.09       $      0.18        $      0.19
                                                       ===========          =========       ===========        ===========


Weighted average common shares outstanding:
    Basic                                                  107,869            128,389           121,142            127,268
    Diluted                                                112,863            134,700           125,156            133,015


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THE CONSOLIDATED FINANCIAL STATEMENTS.

                             CORPORATE EXPRESS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                    Accumulated
                                            Common Stock          Additional           Other                         Treasury
                                      ------------------------      Paid-In        Comprehensive       Retained        Stock
                                         Shares       Amount        Capital       Income (Expense)     Earnings       Amount
                                         ------       ------        -------       ----------------     --------       ------
Balance, January 31, 1998             142,392,845      $ 28        $ 852,507      $      (11,989)      $ 91,887
Issuance of common stock                  780,118         1            5,706
Repurchase of 35,430,000 shares
  common stock                                                                                                       (383,980)
Tax benefit on non-qualified
   stock options exercised                                               285
Net income                                                                                               22,505
Other comprehensive income                                                                (1,894)
                                     -----------------------      -----------    -----------------    ----------  -------------
Balance, August 1, 1998               143,172,963      $ 29        $ 858,498      $      (13,883)      $114,392    $ (383,980)
                                     =======================      ===========    =================    ==========  =============

The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                            Six Months Ended
                                                                      -----------------------------
                                                                      August 1,          August 2,
                                                                         1998               1997
                                                                      -----------       -----------
Cash flows from operating activities:
      Net income                                                      $  22,506          $  24,674
      Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
        Depreciation                                                     25,860             19,734
        Amortization                                                     13,751             10,973
        Loss on early extinguishment of debt                              5,581                  -
        Minority interest (income) expense                                  957             (1,522)
        Other                                                             2,632              2,098
    Changes in assets and liabilities, excluding acquisitions:
        (Increase) decrease in accounts receivable                      (13,190)            10,768
        (Increase) decrease in inventory                                (11,798)            (9,778)
        (Increase) decrease in other current assets                      (7,905)             3,250
        (Increase) decrease in other assets                              (1,880)              (541)
        Increase (decrease) in accounts payable                         (17,704)           (10,307)
        Increase (decrease) in accrued liabilities                        8,642            (26,147)
                                                                      ---------          ---------
    Net cash provided by operating activities                            27,452             23,202
                                                                      ---------          ---------
    Cash flows from investing activities:
        Proceeds from sale of assets                                      1,146              1,837
        Capital expenditures                                            (46,878)           (53,609)
        Payment for acquisitions, net of cash acquired                  (25,664)           (20,484)
        Investment in marketable securities                                (270)            (3,870)
        Other, net                                                         (606)               (43)
                                                                      ---------          ---------
        Net cash used in investing activities                           (72,272)           (76,169)
                                                                      ---------          ---------
    Cash flows from financing activities:
        Issuance of common stock                                          2,412             10,907
        Repurchase of common stock                                     (383,980)                 -
        Debt issuance costs                                             (32,188)              (273)
        Proceeds from long-term borrowings                              616,012             20,929
        Repayments of long-term borrowings                              (20,470)           (33,402)
        Proceeds from short-term borrowings                               5,392              4,011
        Repayments of short-term borrowings                              (1,218)            (6,749)
        Net  proceeds from (payments on) line of credit                 (61,497)            26,802
        Cash paid to retire bonds                                       (93,747)                 -
        Other                                                                (9)               163
                                                                      ---------          ---------
    Net cash provided by financing activities                            30,707             22,388
                                                                      ---------          ---------
    Effect of foreign currency exchange rate changes on cash                 78               (572)
                                                                      ---------          ---------
    (Decrease) increase in cash and cash equivalents                    (14,035)           (31,151)
    Cash and cash equivalents, beginning of period                       44,362             58,993
                                                                      ---------          ---------
    Cash and cash equivalents, end of period                          $  30,327          $  27,842
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

    In January 1998, the Company changed its fiscal year end from the end of February to January 31, 1998. The consolidated financial statements for the previously reported prior year second quarter have been restated to conform to the new fiscal year and, accordingly, reflect the three-month and six-month periods ended August 2, 1997. Certain reclassifications have been made to the consolidated financial statements for the three-month and six-month periods ended August 2, 1997 to conform to the three-month and six-month periods ended August 1, 1998 presentation. These reclassifications had no impact on net income.

    The Company capitalizes certain internal and external software acquisition and development costs that benefit future years. The amortization commencement is dependent on when the software is placed in service (for purchased software) or when the software is ready for its intended use (for internally developed software). All software is amortized over its economic useful life, which is three to seven years, using the straight-line method. Capitalized costs include, primarily, payments to outside firms for purchased software and for direct services related to the development of proprietary software (external costs), salaries and wages of individuals dedicated to the development of software (internal costs), and capitalized interest. The following table summarizes the periodic changes to capitalized software costs:

                             External  Internal  Interest   Gross    Amortization       Net
                             --------  --------  --------  --------  -------------   --------
                                                     (In thousands)

Balance, January 31, 1998     $62,469   $27,143    $6,070  $ 95,682       $(10,330)  $ 85,352
Additions                       9,629     8,676     2,393    20,698         (4,886)    15,812
                              -------   -------    ------  --------       --------   --------
Balance, August 1, 1998       $72,098   $35,819    $8,463  $116,380       $(15,216)  $101,164

    New Accounting Standards:

    In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income:" Comprehensive income consists of net income, the change in the foreign currency translation adjustment and an unrealized holding gain or loss on marketable securities. Total comprehensive income for the three-month and six month-periods ended August 1, 1998 and August 2, 1997 were as follows:

                                                           Three Months Ended          Six Months Ended
                                                         ----------------------     ----------------------
                                                         August 1,    August 2,     August 1,    August 2,
                                                           1998         1997          1998         1997
                                                         ----------------------     ----------------------

Net income                                               $7,798        $12,264      $22,506       $24,674
Other comprehensive income:
    Unrealized foreign currency translation loss         (5,944)        (4,252)      (3,202)       (6,192)
    Unrealized gain (loss) on securities                   (254)         2,973        2,144        (1,066)
    Income tax expense related to items of other
      comprehensive income                                   99         (1,159)        (836)          416
                                                         ------         ------      -------       -------
Total comprehensive income (SFAS No. 130)                $1,699         $9,826      $20,612       $17,832
                                                         ======         ======      =======       =======

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

                           Corporate Express, Inc.
                  Notes to Consolidated Financial Statements

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

    On March 4, 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position ("SOP") 98-1 providing guidance on accounting for the costs of computer software developed or obtained for internal use. The effective date of this pronouncement is for fiscal years beginning after December 15, 1998. The Company is in the process of reviewing its current policies for accounting for costs associated with internal software development projects and how they may be affected by SOP 98-1. The Company believes its current policies are materially consistent with the SOP; however, the ultimate impact on the Company's future results of operations has not yet been determined.

2.  ACCRUED PURCHASE COSTS

    In conjunction with acquisitions accounted for as purchases, the Company accrues certain of the direct external costs associated with closing redundant facilities of acquired companies, and severance and relocation payments for the acquired companies' employees. All consolidation projects are planned to be completed within two years of the acquisition date. Remaining balances primarily represent international and Data Documents Incorporated ("DDI") consolidation plans.

    The following table sets forth activity in the Company's accrued purchase costs liability account for the six months ended August 1, 1998:

                                                                               Disposition
                                            Facility     Redundant              of Assets
                                Total      Exit Costs   Facilities   Severance   & Other
                             ------------  -----------  -----------  ----------  --------
                                                    (In thousands)
Balance, January 31, 1998        $  9,378        $ 464       $3,128     $ 4,400    $1,386
Additions                           1,840          217          494       1,095        34
Payments/Utilization               (2,250)        (179)        (719)     (1,035)     (317)
                                 --------        -----       ------     -------    ------
Balance, August 1, 1998          $  8,968        $ 502       $2,903     $ 4,460    $1,103
                                 ========        =====       ======     =======    ======

3.  MERGER AND OTHER NONRECURRING CHARGES

    The Company accrues, among other things, costs to complete pooling of interests transactions, costs of merging and closing redundant facilities, and costs associated with personnel reductions and centralizing certain administrative functions.

                           Corporate Express, Inc.
                  Notes to Consolidated Financial Statements

    The following table sets forth activity in the Company's accrued merger and other non-recurring charges liability account for the six months ended August 1, 1998:

                                                  Balance     Cash        Non-      Balance
                                                   1/31/98  Payments   Cash Usage    8/1/98
                                                  --------  --------   ----------   -------
                                                            (In thousands)
  Merger transaction costs (1)                    $    611   $  (322)               $   289
  Employee severance and
   termination costs (2)                             9,696    (3,431)                 6,265
  Facility closure and consolidation costs (3)       5,205    (1,436)                 3,769
                                                  --------   -------                -------
  Accrued merger and related costs, balance         15,512    (5,189)                10,323
  Other asset write-downs and costs (4)              2,759       ---        $(265)    2,494
                                                  --------   -------        -----   -------
     Total                                        $ 18,271   $(5,189)       $(265)  $12,817
                                                  ========   =======        -----   =======

     There were no reversals of accrued merger and other non-recurring charges during the six months ended August 1, 1998.

(1) Merger transaction costs are the direct costs from the pooling of interests transactions and those direct costs incurred by DDI, and include legal, accounting, investment banking, printing, contract buy-outs and other related costs.
(2) Employee severance and termination costs are related to the elimination of duplicate management positions, facility closures and consolidations, and centralization of certain shared services. Of the 1,716 employees planned to be terminated, 830 have been terminated as of August 1, 1998. The Company expects to complete the facility closures and related terminations for the fiscal 1995 charge, which balance totals $1,396,000, and the fiscal 1996 charge, which balance totals $649,000, by the end of fiscal 1998. The centralization of certain shared services began in the second quarter of fiscal 1997 and will continue through fiscal 1998. The Company expects to complete the facility closures and related terminations for the fiscal year 1997 charge, which balance totals $4,220,000, by the end of fiscal 1998.
(3) Facility closure and consolidation costs are the estimated costs to close redundant facilities, lease costs and other costs associated with closed facilities. Of the 215 facilities planned to be closed or consolidated, 152 have been closed or consolidated as of August 1, 1998. The remaining facilities included in the fiscal 1995 and 1996 charges, and the facilities identified in the fiscal 1997 charge are expected to be closed by the end of fiscal 1998.
(4) Other asset write-downs and costs are recorded as contra assets, and include the expected loss on sale of assets and leasehold improvements and equipment being abandoned or written off as a result of the exit plans.
     The remaining balance primarily represents assets that will be disposed of in conjunction with facility closures, which are expected to be completed by the end of fiscal 1998.


4.  PRO FORMA ACQUISITION RESULTS

     Effective November 26, 1997 the Company issued approximately 10,740,000 shares of common stock in exchange for all of the outstanding stock of DDI, a provider of forms management services and systems, custom business forms and pressure-sensitive labels.

     The operating results of DDI are included in the Company's consolidated statement of operations from the effective date of the acquisition. The following pro forma financial information assumes the DDI acquisition occurred at the beginning of the three-month and six-month periods ended August 2, 1997 and is further adjusted to reflect goodwill amortization, revaluation of debt and the issuance of shares. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transaction occurred at the beginning of the period, or of results which may occur in the future.

                           Corporate Express, Inc.
                  Notes to Consolidated Financial Statements

                                  Three Months Ended    Six Months Ended
                                    August 2, 1997       August 2, 1997
                                 --------------------  ------------------
                                 (In thousands, except per share amounts)
                                                 (Unaudited)

Net sales                                    $989,152          $1,974,455
Net income                                     14,494              28,884
Net income per share - Basic                     0.10                0.21
Net income per share  Diluted                    0.10                0.20


5.  REPURCHASE OF COMMON STOCK

        On April 10, 1998 the Company closed the Dutch Auction tender offer and purchased 35,000,000 shares tendered at a price of $10.75 per share. The 35,000,000 treasury shares resulting from this transaction are reflected on the balance sheet at cost of $376,250,000 plus applicable fees and expenses of approximately $3,000,000.

        The Company's Board of Directors recently authorized the repurchase of shares of common stock from time to time in open market transactions, block purchases, privately negotiated transactions and otherwise, at prevailing prices. Financing for such purchases is available through the Senior Secured Credit Facility (see Note 6), as well as from cash flow from operations. Accordingly, as of August 31, 1998, the Company purchased approximately 2,473,000 shares of its issued and outstanding common stock, par value $.0002 per share, of which 430,000 shares were purchased in the second fiscal quarter of 1998, and the balance was purchased in August 1998. These treasury shares are reflected on the balance sheet at cost. The Company intends to periodically purchase additional shares in open market transactions.

6.  DEBT

        On April 22, 1998, the Company executed a new $1 billion Senior Secured Credit Facility ("Senior Secured Credit Facility") consisting of a $250,000,000, seven-year term loan and a $750,000,000 five-year revolving credit facility and terminated the existing $500,000,000 Credit Facility ("Senior Credit Facility"). The Company has utilized borrowings under the new credit facility to fund the purchase of 35,000,000 shares of its common stock pursuant to its Dutch Auction tender offer, to repay and terminate the previously existing Senior Credit Facility and for general corporate and working capital requirements. The Senior Secured Credit Facility is guaranteed by substantially all domestic subsidiaries of the Company and is collateralized by all tangible and

                           Corporate Express, Inc.
                  Notes to Consolidated Financial Statements

intangible property of the guarantors, including inventory and receivables. At the borrower's option interest rates are at a base rate or a Eurodollar rate plus an applicable margin determined by a leverage ratio as defined in the loan agreements. The term loan's interest rate ranges from 0.25% to 0.75% above the revolving loan. The Company is subject to usual convenants customary for this type of facility including restrictions on dividends, additional borrowings and certain financial covenants. Approximately $1,810,000 of deferred financing costs related to the terminated Senior Credit Facility were expensed in the first quarter of fiscal 1998 and are reflected as an extraordinary item of $1,104,000, net of tax of $706,000.

     The Company settled an interest rate hedging contract based on $300,000,000 of U.S. Treasury notes related to the completed offering of the 9 5/8% Notes. The cost of the settlement of the contract was $7,271,000 and will be amortized over the ten-year term of the 9 5/8% Notes, bringing the effective interest rate of the debt instrument to 9.83%.

     On May 29, 1998 the Company issued at par $350,000,000 principal amount of unsecured 9 5/8% Senior Subordinated Notes due 2008 (the "9 5/8% Notes"). The 9 5/8% Notes are guaranteed by all material domestic subsidiaries of the Company and are subordinated in right of payment to all senior debt, which totals approximately $540,000,000 on August 1, 1998. On or after June 1, 2003 through maturity, the 9 5/8% Notes may be redeemed at the option of the Company, in whole or in part, at redemption rates ranging from 104.813% to 100%. At any time on or before June 1, 2001, the Company may redeem up to 35% of the 9 5/8% Notes with the net cash proceeds of one or more public equity offerings at a redemption price equal to 109.625% of the principal amount thereof, subject to certain restrictions. Semi-annual interest payments are due on June 1 and December 1 commencing on December 1, 1998. A portion of the proceeds from the sale of the 9 5/8% Notes was used to repay prior to maturity substantially all of the $90,000,000 9 1/8% Senior Subordinated Notes Series B due 2004 ("the 9 1/8% Notes") and to repay $245,000,000 on the Senior Secured Credit Facility.
As a result of the early extinguishment of the 9 1/8% Notes, the Company recorded an extraordinary loss of $4,477,000, net of tax of $2,862,000, in the second quarter of fiscal 1998.

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

8.    EARNINGS PER SHARE

      Basic and diluted earnings per share are calculated as follows:

                                                               (unaudited)
                                            -----------------------------------------------
                                              Three Months Ended        Six Months Ended
                                            -----------------------  ----------------------
                                             August 1,    August 2,   August 1,   August 2,
                                                1998        1997        1998        1997
                                            -----------------------  ----------------------
                                                 (In thousands, except per share data)

  Numerator for basic and diluted EPS:
     Income before extraordinary item       $    12,275    $ 12,264  $   28,087    $ 24,674
     Extraordinary item                           4,477         ---       5,581          --
                                            -----------    --------  ----------    --------
     Net income                             $     7,798    $ 12,264  $   22,506    $ 24,674
                                            ===========    ========  ==========    ========

  Basic EPS Calculation:
  Denominator:
     Average common shares outstanding          107,869 (1) 128,389     121,142(1)  127,268
                                            ===========    ========  ==========    ========

  Earnings per common share:
     Income before extraordinary item       $      0.11    $   0.10  $     0.23    $   0.19
     Extraordinary item                           (0.04)         --       (0.04)         --
                                            -----------    --------  ----------    --------
     Net income                             $      0.07    $   0.10  $     0.19    $   0.19
                                            ===========    ========  ==========    ========

  Diluted EPS Calculation:
  Denominator (2):
     Basic shares                               107,869     128,389     121,142     127,268
     Dilutive stock options and warrants          4,994       6,311       4,014       5,747
                                            -----------    --------  ----------    --------
     Diluted shares                             112,863     134,700     125,156     133,015
                                            ===========    ========  ==========    ========

  Earnings per common share:
     Income before extraordinary item       $      0.11    $   0.09  $     0.22    $   0.19
     Extraordinary item                           (0.04)        ---       (0.04)         --
                                            -----------    --------  ----------    --------

                           Corporate Express, Inc.
                  Notes to Consolidated Financial Statements

     Net income                             $      0.07    $   0.09  $     0.18    $   0.19
                                            ===========    ========  ==========    ========

(1) Reflects the shares repurchased on the April 10, 1998 and June 16, 1998 purchase dates.
(2) The number of antidilutive stock options omitted from the denominator was approximately 5,278,000 and 6,714,000 for the three-month periods ended August 1, 1998 and August 2, 1997, respectively, and approximately 5,964,000 and 7,221,000 for the corresponding six-month periods. Also excluded from the calculation are the Convertible Notes with an exercise price of $33.33 per share which is greater than the average market price of the common shares.

ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the eleven months ended January 31, 1998 and the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q.

  Some of the information presented in this Form 10-Q constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of the Company's knowledge of its business and operations, there can be no assurance that actual results of the Company's operations and acquisition activities, and their effect on the Company's results of operations, will not differ materially from its expectations.

RESULTS OF OPERATIONS

  Net Sales. Consolidated net sales increased 20.9% to $1,118,162,000 in the three months ended August 1, 1998 from $925,084,000 in the three months ended August 2, 1997 and increased 20.6% to $2,226,222,000 from $1,846,538,000 for the respective six-month periods. Net sales for the Company's product distribution segment increased 29.3% to $931,004,000 in the three months ended August 1, 1998 from $720,130,000 in the same period last year, and increased 29.8% to $1,844,661,000 from $1,420,749,000 for the respective six-month periods. Net sales for the services segment decreased 8.7% to $187,158,000 in the three months ended August 1, 1998 from $204,954,000 in the same period last year and decreased 10.4% to $381,561,000 from $425,789,000 in the respective six-month periods. The overall increases were primarily attributable to strong internal growth reflecting increased market penetration in the Company's product distribution segment, the acquisition of DDI completed on November 26, 1997, increased international sales and increased sales of computer software. The decline in the services segment reflects the disposition of certain non-strategic businesses, the effect of consolidating or closing facilities, and the elimination of low margin customers.

  International operations accounted for 19.8% of consolidated net sales, or $221,724,000, in the three months ended August 1, 1998 and 18.7% of consolidated net sales, or $173,242,000, in the same period last year and 19.9% of consolidated net sales, or $443,651,000, for the six months ended August 1, 1998 compared to 18.8% of net sales, or $347,932,000, for the same period last year. This growth is primarily attributable to expansion in Germany, Italy, Ireland, and Switzerland and strong internal growth in Canada and France.

  Gross Profit. Cost of sales includes merchandise, occupancy and delivery costs. Gross profit as a percentage of sales was 23.2% for the three months ended August 1, 1998 and 23.4% for the same period last year compared to 23.2% and 23.5% for the respective six-month periods. The slight decrease in the gross profit percentage reflects increased gross profit margins in the domestic office products business primarily attributed to enhanced vendor programs offset by lower gross profit margins in the services segment and international operations. The decrease in the services segment gross profit margins is primarily attributable to consolidation costs, increases in driver and vehicle related costs, and reductions in pricing. The decrease in the international gross profit margins primarily reflects expansions in Switzerland and Italy which have lower gross margins on their product mix compared to the product mix traditionally sold by the Company, and lower gross profit margins in the United Kingdom due to continuation of inefficiencies resulting from facility and system integration and the addition of certain lower margin accounts.

  Warehouse Operating and Selling Expenses. Warehouse operating and selling expenses primarily include labor and administrative costs associated with operating regional warehouses and sales offices, selling expenses including commissions related to the Company's direct sales force, and warehouse consolidation and relocation costs and expenses. Warehouse operating and selling expenses as a percentage of sales decreased to 16.1% for the three months ended August 1, 1998 from 17.3% for the same period last year and decreased to 16.3% from 17.4% for the respective six-month periods. The improvement in operating expenses as a percentage of net sales primarily reflects the Company's efforts to leverage and streamline its operations, including the elimination of redundant facilities and positions.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses include the central expense incurred to provide corporate oversight and support for regional operations, goodwill amortization and certain depreciation. Consolidated corporate general and administrative expenses increased slightly to 3.0% of net sales in the three months ended August 1, 1998 from 2.9% in the three months ended August 2, 1997 (the increase of 0.1% reflects increased goodwill amortization expense primarily from the DDI acquisition) and were consistent at 3.0% of net sales for the respective six-month periods. Consolidated corporate general and administrative expenses increased to $33,771,000 in the three months ended August 1, 1998 from $26,618,000 in the three months ended August 2, 1997 and to $66,873,000 from $55,712,000 for the respective six-month periods reflecting increased support for the Company's expanded operations.

  Operating Profit. Consolidated operating profit increased to $45,446,000, or 4.1% of net sales, for the three months ended August 1, 1998 from $29,480,000, or 3.2% of net sales, in the same period last year. Consolidated operating profit increased to $87,289,000, or 3.9% of net sales, for the six months ended August 1, 1998 from $57,433,000, or 3.1% of net sales, in the same period last year. Operating profit for the product distribution segment increased to $47,010,000, or 5.0% of product distribution net sales, in the three months ended August 1, 1998 from $23,478,000, or 3.3% in the three months ended August 2, 1997, and increased to $86,908,000, or 4.7% from $45,261,000, or 3.2% for the corresponding six-month periods. The increase in operating profit as a percentage of net sales for the product distribution segment primarily reflects successful consolidation of operations which decreased expenses and continued focus on vendor support. Operating losses for the services segment of $1,564,000, or 0.8% of services net sales, in the three months ended August 1, 1998 compared to operating profit of $6,002,000, or 2.9% in the three months ended August 2, 1997, and operating profit decreased to $381,000, or 0.1% of services net sales, from $12,172,000, or 2.9% in the corresponding six-month periods. The decrease in operating profit as a percentage of net sales for the services segment reflects lower than expected performance at several delivery locations, expenses related to integration projects, enhanced employee benefit plans, and investments to hire and relocate many new members of the management team, partially offset by cost savings from the elimination of redundant personnel.

  Operating profit for international operations increased to 2.4% of international net sales in the three months ended August 1, 1998 from 1.2% in the three months ended August 2, 1997, and to 2.5% from 1.0% in the respective six-month periods, primarily reflecting improved performance in Australia, Germany and Canada, partially offset by reduced operating profits in the United Kingdom reflecting business disruptions from prior consolidation efforts.

  Interest Expense. Net interest expense of $21,787,000 in the three months ended August 1, 1998 increased from $9,530,000 in the three months ended August 2, 1997 and to $34,578,000 from $18,483,000 in the respective six-month periods primarily due to issuance of the new $350,000,000 9 5/8% Notes and increased borrowings under the new Senior Secured Credit Facility to fund the borrowings to finance the repurchase of common stock.

  Minority Interest. Minority interest expense of $761,000 in the three months ended August 1, 1998 compares to $612,000 in the three months ended August 2, 1997, and expense of $957,000 compares to income of $1,522,000 in the corresponding six-month periods. Minority interest for the current year reflects a 47.6% minority interest in Corporate Express Australia and in the prior period it also reflects a 49.0% minority interest in Corporate Express United Kingdom. The Company acquired the remaining ownership interest in Corporate Express United Kingdom in June 1997.

  Extraordinary Item. The extraordinary loss of $4,477,000, net of tax of $2,862,000, in the three months ended August 1, 1998 represents the cost of early repayment of the 9 1/8% Senior Subordinated Notes Series B due 2004. The extraordinary loss of $5,581,000 in the six months ended August 1, 1998 also includes $1,104,000, net of tax of $706,000, reflecting the first quarter write-off of deferred financing costs related to the early extinguishment of the Company's former Senior Credit Facility.

  Net Income. Excluding the extraordinary item, net income of $12,275,000 in the three months ended August 1, 1998 compared to $12,264,000 for the three months ended August 2, 1997 and increased to $28,087,000 from $24,674,000 in the corresponding six-month periods. Including the extraordinary item, net income of $7,798,000 in the three months ended August 1, 1998 compared to $12,264,000 for the three months ended August 2, 1997 and $22,506,000 compared to $24,674,000 in the corresponding six-month periods. The increase in the effective tax rate primarily reflects increased amortization of non-deductible goodwill and the absence of operating loss carryforwards which were recorded in prior year periods.

  Other. Goodwill at August 1, 1998 of $856,680,000 increased from $847,544,000 at January 31, 1998 reflecting net additions from acquisitions offset by current year amortization.

  The inventory balance at August 1, 1998 of $269,535,000 increased $18,427,000 from $251,108,000 at January 31, 1998 as a result of acquired inventories and inventory growth to support increased sales.

  Accrued purchase costs at August 1, 1998 of $8,968,000 decreased by $410,000 from the January 31, 1998 balance of $9,378,000, reflecting acquisition additions of $1,840,000 and usage of $2,250,000.

  The accrued merger and related costs balance at August 1, 1998 of $10,323,000 decreased by $5,189,000 from the January 31, 1998 balance of $15,512,000, reflecting current period usage.


LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company has financed its operations through internally generated funds and borrowings from commercial banks and has financed its acquisitions through the use of such funds and the issuance of equity and debt securities.

  The Company's Board of Directors recently authorized the repurchase of shares of common stock from time to time in open market transactions, block purchases, privately negotiated transactions and otherwise, at prevailing prices. Financing for such purchases is available through the Senior Secured Credit Facility (described below), as well as from cash flow from operations. In addition to the 35,000,000 shares repurchased on April 10, 1998 (described below), the Company repurchased (through August 31, 1998) approximately 2,473,000 shares in total, of which 430,000 shares were purchased in the second fiscal quarter of 1998.

  On April 10, 1998, the Company closed the Dutch Auction tender offer it commenced on February 5, 1998, and purchased 35,000,000 shares tendered at a price of $10.75 per share. The Company funded the purchase of such shares and the payment of related fees and expenses through its new $1.0 billion Senior Secured Credit Facility. This Senior Secured Credit Facility consists of a $250,000,000 seven-year term loan and a $750,000,000 five-year revolving credit facility. The Senior Secured Credit Facility is guaranteed by substantially all domestic subsidiaries of the Company and is collateralized by all tangible and intangible property of the guarantors including inventory and receivables. At the borrower's option interest rates are at a base rate or a Eurodollar rate plus an applicable margin determined by a leverage ratio as defined in the loan agreements. The term loan's interest rate ranges from 0.25% to 0.75% above the revolving loan interest rate. The Company is subject to usual covenants customary for this type of facility including financial covenants. The available funds may be used for general corporate purposes including permitted acquisitions and permitted share repurchases. As of August 31, 1998, the Company had $480,597,000 outstanding under the Senior Secured Credit Facility and an unused borrowing commitment of $519,403,000.

  On April 22, 1998 the Company's previous Senior Credit Facility was replaced and paid in full with proceeds from the new Senior Secured Credit Facility. Approximately $1,810,000 of deferred financing costs related to the previous Senior Credit Facility were expensed in the first quarter of fiscal 1998 and are shown as an extraordinary item of $1,104,000, net of tax of $706,000.

  On May 29, 1998 the Company issued at par $350,000,000 principal amount of unsecured 9 5/8% Senior Subordinated Notes due 2008 (the "9 5/8% Notes"). The notes are guaranteed by all material domestic subsidiaries of the Company and are subordinated in right of payment to all senior debt which totaled approximately $540,000,000 at August 1, 1998. On or after June 1, 2003 through maturity, the notes may be redeemed at the option of the Company, in whole or in part, at redemption rates ranging from 104.813% to 100%. At any time on or before June 1, 2001, the Company may redeem up to 35% of the notes with the net cash proceeds of one or more public equity offerings at a redemption price equal to 109.625% of the principal amount thereof, subject to certain restrictions. Semi-annual interest payments are due on June 1 and December 1 commencing on December 1, 1998. A portion of the proceeds from the sale of these notes was used to repay prior to maturity substantially all of the $90,000,000 9 1/8% Senior Subordinated Notes Series B due 2004 (the "9 1/8% Notes") and to repay $245,000,000 on the Senior Secured Credit Facility. As a result of the early extinguishment of the 9 1/8% Notes, the Company recorded an extraordinary loss of $4,477,000, net of tax of $2,862,000, in the second quarter of fiscal 1998. The Company settled an interest rate hedging contract based on $300,000,000 of U.S. Treasury notes related to the completed offering of the 9 5/8% Notes. The cost of the settlement of the contract was $7,271,000 and will be amortized over the ten-year term of the 9 5/8% Notes, bringing the effective interest rate of the debt instrument to 9.83%.

  The Company does not enter into financial instrument contracts for trading or speculative purposes. The counterparties to all contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. The Company has no financial instrument contracts currently outstanding.

  During the six months ended August 1, 1998, the Company had capital expenditures of $46,878,000,for computer systems and software, warehouse reconfigurations, telecommunications equipment, delivery vehicles, leasehold improvements and investments in facilities. The Company continues to invest in advanced facilities, the development of its proprietary computer software, and the upgrade of its computer systems.

  Significant uses of cash in the six months ended August 1, 1998 were as follows: repurchase of common stock of $383,980,000, capital expenditures of $46,878,000, cash paid for acquisitions of $25,664,000, debt issuance costs of $32,188,000, net payments on lines of credit of $61,497,000 and other uses of $2,246,000, partially offset by net proceeds from debt of $510,966,000, and operating activities of $27,452,000.

  The Company expects net capital expenditures for fiscal 1998 of approximately $80,000,000 comprised of approximately $59,000,000 for upgrading and enhancing its information systems and telecommunications equipment and approximately $21,000,000 for warehouse reconfiguration and equipment. Actual capital expenditures for fiscal 1998 may be greater or less than expected amounts.

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

IMPACT OF THE YEAR 2000 ISSUE

  The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system or job failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

  The Company's ISIS computer software has been designed with the Year 2000 issue in mind, and the Company believes it is Year 2000 compliant; however, Corporate Express utilizes many different systems and software programs to process and summarize business transactions. The Company is continuing the evaluation of its various operating systems and determining the additional remediation efforts required to ensure that its computer systems will properly utilize dates beyond December 31, 1999. Preliminary results of this assessment have revealed that remediation efforts required will vary from system to system. For example, it appears some systems will not require any additional programming efforts, while others may require significant programming changes.

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

  The Company presently believes that, with modifications to existing software and conversions to new software for those sites which it believes may be affected, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

  The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Pursuant to Regulation S-K, registrants are required to disclose certain information about market risk. The Company is primarily exposed to currency exchange-rate risk with respect to its transactions and net assets denominated in Canadian and Australian Dollars, U.K. Pound Sterling, French Francs, German Marks, Irish Pounds, Swiss Francs and Italian Lira. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash inflows resulting from transactions with foreign customers and suppliers denominated in foreign currencies may be adversely affected by changes in currency exchange rates. Based on debt balances at August 1, 1998, a hypothetical 10% change in the Company's weighted average interest rate on its variable rate debt would have an immaterial effect on the Company's fiscal 1998 pretax earnings and on the fair value of the Company's fixed-rate financial instruments.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

On May 18, 1998, CEX Holdings, Inc. ("CEX"), a wholly-owned subsidiary of the Company, entered into a Second Supplemental Indenture with respect to its 9 1/8% Senior Subordinated Notes Series B due 2004 (the "Notes"), which supplemental indenture amended the Indenture governing the Notes (the "Indenture") to eliminate certain covenants in the Indenture that restricted the activities of CEX for the benefit of the holders of the Notes. The amendments to the Indenture were consented to by a majority of the holders of the outstanding Notes pursuant to a consent solicitation that was commenced by CEX on April 29, 1998 and which terminated on May 13, 1998. The consent solicitation was conducted in conjunction with a tender offer for all of the outstanding Notes. Approximately 98% of the outstanding Notes consented to the aforementioned amendments to the Indenture, which amendments were effective upon the acceptance for payment of all Notes tendered pursuant to the tender offer on May 28, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the shareholders of the Company was held on July 14, 1998. Of the 108,031,021 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present, in person or by proxy, the holders of 92,362,618 shares, or 85.5% of those shares eligible to vote, such percentage representing a quorum.

         The matter voted upon at the annual meeting was the election of directors of the Company to serve until the next meeting of shareholders or until their successors are duly elected and qualified. The votes cast for and withheld were as follows:

                Name                          Votes For   Votes Withheld
                ----                          ---------   --------------

             Jirka Rysavy                    87,668,058        4,694,560
             Janet A. Hickey                 87,706,756        4,655,862
             Robert L. King                  87,676,768        4,685,850
             Mo Siegel                       87,842,215        4,520,403
             James P. Argyropoulos           87,861,426        4,501,192

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             27.1 Financial Data Schedule

        (b)  Reports on Form 8-K

             Form 8-K filed on July 29, 1998.

                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CORPORATE EXPRESS, INC.



                                By:  /s/ Sam R. Leno
                                    ------------------
                                    Sam R. Leno
                                    Executive Vice President and Chief Financial
                                    Officer
Date:  September 14, 1998           (Principal Financial Officer and
                                     Duly Authorized Officer)