Form 10-K/A
period 1998-01-31
CORPORATE EXPRESS INC
filed 1998-10-23
CIK 878130

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A

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

                            Corporate Express, Inc.
                          Annual Report on Form 10-K/A
       For the transition period from March 2, 1997 to January 31, 1998
                               Table of Contents

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

6.  Selected Consolidated Financial Data.................................9

7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations...............................................11

7A. Quantitative and Qualitative Disclosure About Market Risk...........11

8.  Financial Statements and Supplementary Data.........................19

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure................................................73

                                   PART III

10. Directors and Executive Officers of the Registrant..................73

11. Executive  Compensation.............................................73

12. Security Ownership of Certain Beneficial Owners and Management......73

13. Certain Relationships and Related Transactions......................73

                                    PART IV

14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K...73

15. Signatures..........................................................77

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

   During fiscal 1998, the Company will place emphasis on internal growth through continued implementation of the Corporate Supplier business model. The Corporate Supplier business model reflects the Company's plan to reduce the total procurement cost of non-production goods and services for customers. The key elements of the Corporate Supplier model are the broad offering of products and services, global coverage for selected products and services, a comprehensive distribution and logistics network, information systems that integrate the complete product and service offering while linking suppliers to customers and procurement management and consulting for customers. The Company also plans to increase sales to existing customers by cross-selling its expanded product and service offerings and developing existing customers into international, national or multi-regional accounts.

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

     The Company continues to make substantial investments in the development and enhancement of its proprietary computer software applications. During fiscal 1997, the Company completed the development and implementation of its ISIS computer software for its national account customers and successfully launched the internet version of E-Way, its electronic commerce, ordering and fulfillment system. The Company began amortizing its ISIS national account software and E-Way in fiscal 1997 over a seven-year and five-year life, respectively, on a straight-line basis. All costs associated with the maintenance and production of its ISIS national account software are being expensed as incurred. The integrated divisional version of the ISIS software continues to be developed and is currently in beta test mode at two operating divisions. The Company estimates that the costs to complete and implement ISIS divisional software will be approximately $40 million and the software will be implemented at all existing domestic office products distribution centers by the end of fiscal 2002.

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



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Denver, Colorado
April 6, 1998
except for Note 18, for  which
the date is April 22, 1998 and
Note 19, for which the date
is September 24, 1998

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

   The Company capitalizes certain internal and external software acquisition and development costs that benefit future years. The amortization commencement is dependent on when the software is placed in service (for purchased software) or when the software is ready for its intended use (for internally developed software). All software is amortized over its economic useful life, which is three to seven years, using the staight-line method. Capitalized costs include, primarily, payments to outside firms for purchased software and for direct services related to the development of proprietary software (external costs), salaries and wages of individuals dedicated to the development of software (internal costs), and capitalized interest. The following table summarizes the periodic changes to capitalized software costs:


                                 External          Internal     Capitalized         Total                         Net
                                  Costs             Costs         Interest          Costs       Amortization     Asset
                             ----------------------------------------------------------------------------------------------
                                                               (in thousands)
Balance February 25, 1995       $  2,654        $        -      $      -        $    2,654      $  (1,150)      $   1,504
Additions                         12,975             3,816           717            17,508         (1,097)         16,411
                             ----------------------------------------------------------------------------------------------
Balance March 2, 1996             15,629             3,816           717            20,162         (2,247)         17,915
Additions                         27,197             7,379         2,105            36,681         (2,427)         34,254
                             ----------------------------------------------------------------------------------------------
Balance March 1, 1997             42,826            11,195         2,822            56,843         (4,674)         52,169
Additions                         19,643            15,948         3,248            38,839         (5,656)         33,183
                             ----------------------------------------------------------------------------------------------
Balance January 31, 1998        $ 62,469        $   27,143      $  6,070        $   95,682      $ (10,330)      $  85,352
                             ===========        ==========      ========        ==========      =========       ===========



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

   The net purchase price for DDI was allocated as follows:


                                                            (in thousands)
                                                            --------------
   Current assets, excluding cash acquired................. $       75,365
   Property, plant and equipment, net......................         52,487
   Other assets............................................         20,591
   Goodwill................................................        130,438
   Liabilities assumed.....................................       (112,938)
                                                            --------------
   Purchase price, net of cash acquired.................... $      165,943
                                                            ==============


   Total DDI goodwill, included in the fair value of assets acquired, of $130,438,000 includes transaction and other direct costs of such acquisition of $1,672,000 and purchase accounting adjustments (primarily relating to recording assets and liabilities at their fair market values) of $8,659,000 net of related deferred taxes.

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

  On August 29, 1994, the Company's shareholders approved the adoption of the 1994 Employee Stock Purchase Plan ("ESPP"). A maximum of 1,125,000 shares of Common Stock may be purchased by eligible employees under the 1994 Employee Stock Purchase Plan. All full-time employees with 30 days service at the start of the annual offering period are eligible to participate at contribution levels ranging from 1% to 15% of compensation. Contributions are applied to purchase common stock at a price equal to the lower of the beginning of the offering periods or end of the offering periods fair market value, less a discount of up to 15%. Contributions to this plan during fiscal 1997, 1996 and 1995 totaled approximately $3,358,000, $2,066,000 and $679,000, respectively and purchases under the plan totaled 277,571, 115,488 and 49,200 shares. There were no contributions to or stock purchases under the 1994 Employee Stock Purchase Plan during fiscal 1994.

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

  The summary of the status of the Company's seven fixed stock option plans as of January 31, 1998, March 1, 1997, March 2, 1996 and February 25, 1995, and changes during the years ending on those dates is presented below:


                                    January 31, 1998              March 1, 1997         March 2, 1996            February 25, 1995
                                 -----------------------     ----------------------  ---------------------      -------------------
                                               Weighted-                  Weighted-              Weighted-                Weighted-
                                               Average                    Average                Average                   Average
                                  Shares       Exercise      Shares       Exercise    Shares     Exercise       Shares     Exercise
                                  (000s)        Price        (000s)        Price      (000s)      Price         (000s)      Price
                                   ----        ---------      ----        --------     ----      ---------       ----      --------
Outstanding at beginning of
 year                            16,833        $13.59        15,216        $10.90     6,465      $ 4.57         2,914        $2.88
Granted                          11,797         10.15         4,405         21.15     9,872       14.21         4,076         5.74
Exercised                        (1,501)         5.83        (1,686)         5.98      (819)       2.03          (240)        3.83
Forfeited                        (3,508)        17.46        (1,102)        18.46      (302)       7.67          (285)        4.62
                                 ------                      ------                  ------                     -----
Outstanding at end of year       23,621         11.78        16,833         13.59    15,216       10.90         6,465         4.57
                                 ======                      ======                  ======                     =====

Options vested and
 exercisable
 at year end                      6,365                       5,407                  3,324                        716

Weighted-average fair value of
 options granted during the year $ 3.85                     $  7.61                 $ 6.26

Weighted-average fair value of
 ESPP awards during the year     $ 4.49                      $ 4.47                 $ 7.68

                            CORPORATE EXPRESS, INC.

The following table summarizes information about fixed stock options outstanding as of January 31. 1998:

                                     Options Outstanding                                              Options Exercisable
--------------------------------------------------------------------------------------------    --------------------------------
                                   Number      Weighted-Average                                    Number
                                 Outstanding     Remaining                                       Exercisable
    Range of                      at 1/31/98    Option  Term            Weighted-Average          at 1/31/98   Weighted-Average
 Exercise Prices                    (000s)       (in Years)             Exercise Price              (000s)      Exercise Price
 ---------------                 -----------   ---------------          ----------------        ------------   -----------------
 $ .10 to 3.55                      1,068           3.1                      $ 3.25                   740           $ 3.33
  3.56 to 7.10                      3,382           6.1                        5.15                 2,207             5.09
  7.11 to 11.11                     9,545           6.2                        9.68                   930             8.63
 11.12 to 14.66                     4,772           6.6                       13.57                 1,188            13.15
 14.68 to 19.83                     2,974           5.4                       19.23                   882            18.10
 19.84 to 38.70                     1,880           5.6                       22.97                   418            23.67
                                  -------                                                           -----
                                   23,621           6.0                       11.78                 6,365             9.93
                                  =======                                                           =====

  The Company applies APB Opinion 25 and related interpretations in accounting for the above plans and the 1994 ESPP described in Note 11. Accordingly, no compensation cost has been recognized for its fixed stock-based option plans. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 1997, 1996 and 1995: risk-free interest rates ranging from 5.66% to 6.69%, expected life of four years; volatility of 35%; dividend yield of 0%. Had compensation cost been determined based on the fair value at the grant dates for stock option grants and ESPP awards under those plans consistent with the method of FASB Statement 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

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

  Warrants

                            CORPORATE EXPRESS, INC.

  As of February 25, 1995, warrants to purchase 1,489,500 shares of the Company's common stock, had been issued with exercise prices of $.02 per share for 6,750 shares, $4.89 per share for 562,500 shares and $1.78 for the remaining 920,250 shares. As of January 31, 1998, warrants to purchase 675,000 shares of common stock were outstanding, with exercise prices of $4.89 per share for 562,500 shares and $1.78 per share for the remaining 112,500 shares. The warrants expire on various dates through January 31, 1999. The exercise price assigned to the 675,000 of warrants was based on the fair market value of the Company's common stock at the dates of issuance of such warrants, which occurred late in fiscal 1992 and late fiscal 1993. The estimated fair market value for the Company's common stock was determined by the board of directors, which then included independent sophisticated investors, based upon recent cash sales of the Company's equity to third parties.

  Warrants were assumed by the Company in connection with the DDI and Delivery mergers and were converted to warrants for Corporate Express, Inc. common stock based upon the exchange ratio applicable to the respective mergers. As of January 31, 1998, outstanding warrants to purchase Delivery common stock are vested and exercisable into 36,000 shares of Corporate Express common stock at a price of $9.44 per share and outstanding warrants to purchase DDI common stock were vested and exercisable into 135,411 shares of Corporate Express stock.


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

                            CORPORATE EXPRESS, INC.

19.  SUPPLEMENTAL GUARANTOR INFORMATION

     On May 29, 1998, CEX Holdings, Inc. ("CEX Holdings" or the "Issuer"), a wholly owned subsidiary of the Registrant, completed a private placement of $350 million principal amount of 9.625% Senior Subordinated Notes due 2008 (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by the Registrant (the "Parent Guarantor") and certain of the Registrant's subsidiaries. Substantially all of the Issuer's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes.


     The following information sets forth the condensed consolidating balance sheet of the Registrant as of January 31, 1998, March 1, 1997, and March 2, 1996, and condensed consolidating statements of operations and cash flows for the eleven months ended January 31, 1998 and the years ended March 1, 1997, March 2, 1996 and February 25, 1995. Investments in subsidiaries are accounted for on the equity method; accordingly entries necessary to consolidate the Parent Guarantor, CEX Holdings, Inc., and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Issuer (CEX Holdings) and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Guarantors.

                            CORPORATE EXPRESS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               January 31, 1998

                                                                                    Subsidiary
                                           Parent       Issuer        Subsidiary        Non
                                          Guarantor     of Notes      Guarantors    Guarantors     Eliminations     Consolidated
                                         ----------    ----------    -----------   ------------    ------------    --------------
 ASSETS

 Current assets:
     Cash and cash equivalents           $        -    $      372    $    33,843   $     10,147    $          -    $       44,362
     Trade accounts receivable, net               -             -        472,115        144,459               -           616,574
     Notes and other receivables                  -             -         72,059         14,628               -            86,687
     Inventories                                  -             -        200,583         50,525               -           251,108
     Deferred income taxes                        -             -         33,421          7,308               -            40,729
     Other current assets                         -             -         33,323          8,390               -            41,713
                                         ----------    ----------    -----------   ------------    ------------    --------------
         Total current assets                     -           372        845,344        235,457               -         1,081,173

Property and Equipment:
     Land                                         -             -         16,151          1,389               -            17,540
     Buildings and leasehold improvements         -             -        112,940         13,066               -           126,006
     Property and equipment                       -             -        302,875         36,702               -           339,577
                                         ----------    ----------    -----------   ------------    ------------    --------------
                                                  -             -        431,966         51,157               -           483,123

     Less accumulated depreciation                -             -       (118,757)       (12,999)              -          (131,756)
                                         ----------    ----------    -----------   ------------    ------------    --------------

     Net property and equipment                   -             -        313,209         38,158               -           351,367

     Goodwill, net                                -             -        668,711        178,833               -           847,544
     Net investment in and advances
       to subsidiaries                    1,317,540     1,634,064        (65,246)       (99,595)     (2,786,763)                -
     Other assets, net                        4,583        31,384         23,977          9,631               -            69,575
                                         ----------    ----------    -----------   ------------    ------------    --------------
         Total assets                    $1,322,123    $1,665,820    $ 1,785,995   $    362,484    $ (2,786,763)   $    2,349,659
                                         ==========    ==========    ===========   ============    ============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable-trade                  59,121             -        190,581        105,213               -           354,915
     Accounts payable-acquisition                 -             -          1,440          4,666               -             6,106
     Accrued payroll and benefits                 -             -         53,529          7,779               -            61,308
     Accrued purchase costs                       -             -          4,226          5,152               -             9,378
     Accrued merger and related costs             -             -         14,545            967               -            15,512
     Other accrued liabilities                5,569         4,243         48,835         21,567               -            80,214
     Current portion of long-term debt
       and capital leases                         -             -         12,253         24,011               -            36,264
                                         ----------    ----------    -----------   ------------    ------------    --------------
         Total current liabilities           64,690         4,243        325,409        169,355               -           563,697

     Capital lease obligations                    -             -          5,996          3,418               -             9,414
     Long-term debt                         325,000       344,037         36,271         48,521               -           753,829
     Deferred income taxes                        -             -         52,012            503               -            52,515
     Minority interest                            -             -              -         20,791               -            20,791
     Other non-current liabilities                -             -          8,840          8,140               -            16,980
                                         ----------    ----------    -----------   ------------    ------------    --------------
         Total liabilities                  389,690       348,280        428,528        250,728               -         1,417,226

         Total shareholders' equity         932,433     1,317,540      1,357,467        111,756      (2,786,763)          932,433
                                         ----------    ----------    -----------   ------------    ------------    --------------

         Total liabilities and
           shareholders' equity          $1,322,123    $1,665,820    $ 1,785,995   $    362,484    $ (2,786,763)   $    2,349,659
                                         ==========    ==========    ===========   ============    ============    ==============

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     Eleven Months Ended January 31, 1998

                                                                                      Subsidiary
                                   Parent              Issuer         Subsidiary          Non
                                  Guarantor           of Notes        Guarantors      Guarantors    Eliminations    Consolidated
                                  ---------          ---------       -----------      ----------     ------------   -------------
Net sales                         $       -          $       -       $ 2,901,744       $ 671,567       $       -    $   3,573,311
Cost of sales                             -                  -         2,211,538         521,770               -        2,733,308
Equity in subsidiary earnings        53,291             59,553                 -               -        (112,844)               -
                                  ---------          ---------       -----------       ---------       ---------    -------------
     Gross profit                    53,291             59,553           690,206         149,797        (112,844)         840,003

Warehouse operating and selling
 expenses                                 -                  -           486,803         118,440               -          605,243
Corporate general and
 administrative expenses                  -                  -            86,919          18,136               -          105,055
Merger and other nonrecurring
 charges                                  -                  -            13,285           1,605               -           14,890
                                  ---------          ---------       -----------       ---------       ---------    -------------
     Operating profit                53,291             59,553           103,199          11,616        (112,844)         114,815

Interest expense and other, net      15,164             10,686             3,043           8,380               -           37,273
                                  ---------          ---------       -----------       ---------       ---------    -------------
     Income before income taxes      38,127             48,867           100,156           3,236        (112,844)          77,542

Income tax expense (benefit)         (6,277)            (4,424)           41,457           3,701               -           34,457
                                  ---------          ---------       -----------       ---------       ---------    -------------
     Income before minority
      interest                       44,404             53,291            58,699            (465)       (112,844)          43,085

Minority interest (income)
 expense                                  -                  -                 -          (1,319)              -           (1,319)
                                  ---------          ---------       -----------       ---------       ---------    -------------
     Net income                    $ 44,404          $  53,291       $    58,699       $     854       $(112,844)   $      44,404
                                  =========          =========       ===========       =========       =========    =============


                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     Eleven Months Ended January 31, 1998

                                                                                                   Subsidiary
                                                            Parent     Issuer       Subsidiary        Non
                                                          Guarantor   of Notes      Guarantors     Guarantors      Consolidated
                                                         ----------  ---------     -----------    -----------      -------------
Net cash provided by (used in) operating activities      $      (49)  $ (6,531)    $    49,050    $   (15,554)       $    26,916
                                                         ----------  ---------     -----------    -----------      -------------
Cash flows from investing activities:
       Proceeds from sale of assets                               -          -          15,112          5,988             21,100
       Capital expenditures                                       -          -         (71,921)       (11,038)           (82,959)
       Payment for acquisitions, net of cash acquired             -          -         (17,151)       (16,218)           (33,369)
       Investment in marketable securities                        -     (9,164)              -          3,935             (5,229)
       Other, net                                                 -          -           4,761            251              5,012
                                                         ----------  ---------     -----------    -----------      -------------
Net cash provided by (used in) investing activities               -     (9,164)        (69,199)       (17,082)           (95,445)
                                                         ----------  ---------     -----------    -----------      -------------
Cash flows from financing activities:
       Issuance of common stock                               8,104          -               -              -              8,104
       Issuance of subsidiary common stock                        -          -               -          2,434              2,434
       Debt issuance costs                                     (139)      (944)              -              -             (1,083)
       Proceeds from long-term borrowings                         -          -           2,000          8,241             10,241
       Repayments of long-term borrowings                         -          -         (14,384)       (17,191)           (31,575)
       Proceeds from short-term borrowings                        -          -              15         15,293             15,308
       Repayments of short-term borrowings                        -          -          (3,774)          (593)            (4,367)
       Net proceeds from (payments on) line of credit             -    118,037           9,430         (5,091)           122,376
       Cash paid to retire bonds                                  -          -         (62,178)             -            (62,178)
       Net activity in investment in and advances
         to (from) subsidiaries                              (7,916)  (101,026)         77,182         31,760                  -
       Other                                                      -                        (22)                              (22)
                                                         ----------  ---------     -----------    -----------      -------------
Net cash provided by financing activities                        49     16,067           8,269         34,853             59,238
                                                         ----------  ---------     -----------    -----------      -------------
Net cash used by discontinued operations                          -          -             (12)             -                (12)

Effect of foreign currency exchange rates changes on cash         -          -               -           (834)              (834)
                                                         ----------  ---------     -----------    -----------      -------------
Increase (decrease) in cash and cash equivalents                  -        372         (11,892)         1,383            (10,137)

Cash and cash equivalents, beginning of period                    -          -          45,735          8,764             54,499
                                                         ----------  ---------     -----------    -----------      -------------
Cash and cash equivalents, end of period                 $        -  $     372    $     33,843    $    10,147      $      44,362
                                                         ==========  =========     ===========    ===========      =============

CORPORATE EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 1, 1997

                                                                        Parent                 Issuer               Subsidiary
                                                                       Guarantor              of Notes              Guarantors
                                                                   -----------------      ----------------     -------------------
ASSETS

 Current assets:
             Cash and cash equivalents                                                                                   45,735
             Trade accounts receivable, net                                                                             378,464
             Notes and other receivables                                                                                 40,274
             Inventories                                                                                                146,157
             Deferred income taxes                                                                                       26,586
             Other current assets                                       14,877                                            4,696
                                                                   -----------------      ----------------     -------------------
                  Total current assets                                   14,877                                         641,912

Property and equipment:
            Land                                                                                                         10,976
            Buildings and leasehold improvements                                                                         93,873
            Property and equipment                                                                                      218,929
                                                                   -----------------      ----------------     -------------------
                                                                                                                        323,778
             Less accumulated depreciation                                                                              (96,852)
                                                                   -----------------      ----------------     -------------------

                                                                                                                        226,926

Goodwill, net                                                                                                           510,400
Net investment in and advances to subsidiaries                        1,054,999              1,263,291
Other assets, net                                                         6,160                 22,231                   20,737
                                                                   -----------------      ----------------     -------------------
                 Total assets                                         1,076,036              1,285,522                1,399,975
                                                                   =================      ================     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
            Accounts payable - trade                                     54,969                                         148,046
            Accounts payable - acquisition                                                                                1,505
            Accrued payroll and benefits                                                                                 37,547
            Accrued purchase costs                                                                                        3,655
            Accrued merger and related costs                                                                             18,484
            Other accrued liabilities                                     2,460                  4,523                   28,132
            Current portion of long-term debt and capital leases                                                         13,473
                                                                  -----------------      ----------------     -------------------
                 Total current liabilities                               57,429                  4,523                  250,842

Capital lease obligations                                                                                                 7,208
Long-term debt                                                          325,000                226,000                   21,214
Deferred income taxes                                                                                                    25,386
Minority interest
Other non-current liabilities                                                                                             6,289
                                                                   -----------------      ----------------     -------------------
                 Total liabilities                                      382,429                230,523                  310,939

                 Total shareholders' equity                             693,607              1,054,999                1,089,036
                                                                   -----------------      ----------------     -------------------

                 Total liabilities and shareholders' equity           1,076,036              1,285,522                1,399,975
                                                                   =================     =================     ===================

CORPORATE EXPRESS, INC.
CONSOLIDATING BALANCE SHEET
MARCH 1, 1997
                                                                     Subsidiary
                                                                        Non
                                                                     Guarantors            Eliminations             Consolidated
                                                                  -----------------      ----------------       -------------------
ASSETS

 Current assets:
             Cash and cash equivalents                                 8,764                                             54,499
             Trade accounts receivable, net                          115,735                                            494,199
             Notes and other receivables                              15,256                                             55,530
             Inventories                                              41,401                                            187,558
             Deferred income taxes                                     2,490                                             29,076
             Other current assets                                      8,975                                             28,548
                                                                  -----------------      ----------------       -------------------
                  Total current assets                               192,621                                            849,410

Property and equipment:
            Land                                                       3,129                                             14,105
            Buildings and leasehold improvements                      12,951                                            106,824
            Property and equipment                                    30,764                                            249,693
                                                                  -----------------      ----------------       -------------------
                                                                      46,844                                            370,622

             Less accumulated depreciation                           (10,039)                                          (106,891)
                                                                  -----------------      ----------------       -------------------

                                                                      36,805                                            263,731



Goodwill, net                                                        161,567                                            671,967
Net investment in and advances to subsidiaries                       (75,919)               (2,242,371)
Other assets, net                                                      9,741                                             58,869
                                                                  -----------------      ----------------       -------------------

                 Total assets                                        324,815                (2,242,371)               1,843,977
                                                                  =================     =================       ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
            Accounts payable - trade                                  89,026                                            292,041
            Accounts payable - acquisition                             3,573                                              5,078
            Accrued payroll and benefits                               7,965                                             45,512
            Accrued purchase costs                                     9,233                                             12,888
            Accrued merger and related costs                                                                             18,484
            Other accrued liabilities                                 16,897                                             52,012
            Current portion of long-term debt and capital leases      16,269                                             29,742
                                                                  -----------------      ----------------       -------------------
                 Total current liabilities                           142,963                                            455,757

Capital lease obligations                                              4,337                                             11,545
Long-term debt                                                        49,491                                            621,705
Deferred income taxes                                                  1,433                                             26,819
Minority interest                                                     22,015                                             22,015
Other non-current liabilities                                          6,240                                             12,529
                                                                  -----------------      ----------------       -------------------
                 Total liabilities                                   226,479                                          1,150,370

                 Total shareholders' equity                           98,336                (2,242,371)                 693,607
                                                                  -----------------      ----------------       -------------------

                 Total liabilities and shareholders' equity          324,815                (2,242,371)               1,843,977
                                                                  =================      ================       ===================

CORPORATE EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED MARCH 1, 1997

                                                        Parent                 Issuer               Subsidiary
                                                       Guarantor              of Notes              Guarantors
                                                  --------------------     ---------------     ---------------------
Net sales                                                                                                 2,630,930
Cost of sales                                                                                             1,987,715
Equity in subsidiary earnings                                  48,339              51,262
                                                  --------------------     ---------------     ---------------------

             Gross profit                                      48,339              51,262                   643,215

Warehouse operating and selling expenses                                                                    451,073
Corporate general and administrative expenses                                                                77,843
Merger and other nonrecurring charges                                                                        18,511
                                                  --------------------     ---------------     ---------------------

             Operating profit                                  48,339              51,262                    95,788

Interest expense and other, net                                11,270               5,193                     4,971
                                                  --------------------     ---------------     ---------------------

             Income before income taxes                        37,069              46,069                    90,817

Income tax expense (benefit)                                   (4,927)             (2,270)                   39,699
                                                  --------------------     ---------------     ---------------------

             Income before minority interest                   41,996              48,339                    51,118

Minority interest (income) expense
                                                  --------------------     ---------------     ---------------------

             Net income                                        41,996              48,339                    51,118
                                                  ====================     ===============     =====================

                                                          Subsidiary
                                                             Non
                                                          Guarantors              Eliminations             Consolidated
                                                      -------------------     ---------------------     --------------------
Net sales                                                        565,126                                          3,196,056
Cost of sales                                                    430,031                                          2,417,746
Equity in subsidiary earnings                                                             (99,601)
                                                      -------------------     ---------------------     --------------------

             Gross profit                                        135,095                  (99,601)                  778,310

Warehouse operating and selling expenses                         111,806                                            562,879
Corporate general and administrative expenses                     17,258                                             95,101
Merger and other nonrecurring charges                              1,329                                             19,840
                                                      -------------------     ---------------------     --------------------

             Operating profit                                      4,702                  (99,601)                  100,490

Interest expense and other, net                                    5,271                                             26,705
                                                      -------------------     ---------------------     --------------------

             Income before income taxes                             (569)                 (99,601)                   73,785

Income tax expense (benefit)                                       1,147                                             33,649
                                                      -------------------     ---------------------     --------------------

             Income before minority interest                      (1,716)                 (99,601)                   40,136

Minority interest (income) expense                                (1,860)                                            (1,860)
                                                      -------------------     ---------------------     --------------------

             Net income                                              144                  (99,601)                   41,996
                                                      ===================     =====================     ====================

CORPORATE EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED MARCH 1, 1997


                                                                               Parent              Issuer          Subsidiary
                                                                             Guarantor            of Notes         Guarantors
                                                                           -------------        ------------     -------------

Net cash provided by (used in) operating activities                             29,251             (11,824)              33,482
                                                                           ------------         ------------     --------------

Cash flows from investing activities:

     Proceeds from sale of assets                                                                                         2,674
     Capital expenditures                                                                                              (108,655)
     Payment for acquisitions, net of cash acquired                                                                    (173,440)
     Investment in marketable securities                                                           (17,853)
     Other, net                                                                                                          (4,270)
                                                                           ------------         ------------     --------------
Net cash used in investing activities                                                              (17,853)            (283,691)
                                                                           ------------         ------------     --------------

Cash flows from financing activities:

     Issuance of common stock                                                   12,643
     Issuance of subsidiary common stock
     Debt issuance costs                                                        (7,374)             (1,444)
     Proceeds from long-term borrowings                                        325,000                                     493
     Repayments of long-term borrowings                                                                                 (9,027)
     Proceeds from short-term borrowings                                                                                   272
     Repayments of short-term borrowings                                                                               (25,628)
     Net proceeds from (payments on) line of credit                                                128,000             (42,278)
     Net activity in investment in and advances to (from) subsidiaries        (359,520)            (96,879)            353,856

     Other                                                                                                              (4,891)
                                                                           ------------         -----------      --------------
Net cash provided by (used in) financing activities                            (29,251)             29,677             272,797
                                                                           ------------         -----------      --------------

Net cash used by discontinued operations                                                                                    61

Effect of foreign currency exchange rates changes on cash

                                                                           ------------         ------------     --------------

Increase in cash and cash equivalents                                                                                   22,649


Cash and cash equivalents, beginning of period                                                                          23,086
                                                                           ------------         ------------     --------------

Cash and cash equivalents, end of period                                                                                45,735
                                                                           ============         ============     ==============


                                                                        Subsidiary
                                                                           Non
                                                                        Guarantors               Consolidated
                                                                      -------------            ----------------
Net cash provided by (used in) operating activities                       (25,156)                 25,753
                                                                       -----------             -----------
Cash flows from investing activities:

     Proceeds from sale of assets                                             352                   3,026
     Capital expenditures                                                 (10,984)               (119,639)
     Payment for acquisitions, net of cash acquired                       (82,390)               (255,830)
     Investment in marketable securities                                    2,251                 (15,602)
     Other, net                                                             2,292                  (1,978)
                                                                      ------------             -----------
Net cash used in investing activities                                     (88,479)               (390,023)
                                                                      ------------             -----------
Cash flows from financing activities:

     Issuance of common stock                                                                      12,643
     Issuance of subsidiary common stock                                    2,258                   2,258
     Debt issuance costs                                                                           (8,818)
     Proceeds from long-term borrowings                                    22,336                 347,829
     Repayments of long-term borrowings                                   (28,921)                (37,948)
     Proceeds from short-term borrowings                                      500                     772
     Repayments of short-term borrowings                                   (1,317)                (26,945)
     Net proceeds from (payments on) line of credit                        18,660                 104,382
     Net activity in investment in and advances to (from) subsidiaries    102,543                      -
     Other                                                                     58                  (4,833)
                                                                       -----------             -----------
Net cash provided by (used in) financing activities                       116,117                 389,340
                                                                       -----------             -----------



Net cash used by discontinued operations                                                               61
Effect of foreign currency exchange rates changes on cash                    (445)                   (445)
                                                                       -----------             -----------

Increase in cash and cash equivalents                                       2,037                  24,686

Cash and cash equivalents, beginning of period                              6,727                  29,813
                                                                       -----------             -----------
Cash and cash equivalents, end of period                                    8,764                  54,499
                                                                       ============            ===========

CORPORATE EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 2, 1996

                                                                    Subsidiary
                                    Parent        Subsidiary           Non
                                   Guarantor      Guarantors        Guarantors        Eliminations       Consolidated
                                   ---------      ----------        ----------        ------------       ------------
ASSETS

Current assets:
     Cash and cash
      equivalents                                     23,086             6,727                                 29,813
     Trade accounts
      receivable, net                                259,415            61,068                                320,483
     Notes and other
      receivables                                     21,032             9,014                                 30,046
     Inventories                                     110,138            18,665                                128,803
     Deferred income taxes                            18,470                                                   18,470
     Other current assets                             19,094             8,263                                 27,357
                                   ---------      ----------        ----------        ------------       ------------
       Total current assets                          451,235           103,737                                554,972

Property and equipment:
     Land                                              8,490               225                                  8,715
     Buildings and leasehold
      improvements                                    34,790             3,873                                 38,663
     Property and equipment                          118,097            12,400                                130,497
                                   ---------      ----------        ----------        ------------       ------------
                                                     161,377            16,498                                177,875

     Less accumulated
      depreciation                                   (54,108)           (6,636)                               (60,744)
                                   ---------      ----------        ----------       -------------       ------------


                                                     107,269             9,862                                117,131

Goodwill, net                                        271,977            61,184                                333,161
Net investment in and advances to
 subsidiaries                        620,574                           (20,399)           (600,175)
Other assets, net                      3,936          11,865             2,300                                 18,101
                                   ---------      ----------       -----------       -------------       ------------
       Total assets                  624,510         842,346           156,684            (600,175)         1,023,365
                                   =========      ==========       ===========       =============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable - trade                        120,354            56,941                                177,295
     Accounts payable - acquisition                    2,063                                                    2,063
     Accrued payroll and
      benefits                                        22,904             3,744                                 26,648
     Accrued purchase costs                            1,791             1,258                                  3,049
     Accrued merger and
      related costs                                   24,880                                                   24,880
     Other accrued liabilities         4,734          29,703             8,518                                 42,955
     Current portion of long-term
      debt and capital leases                         21,668             2,721                                 24,389
                                   ---------       ---------        ----------       -------------       ------------
       Total current liabilities       4,734         223,363            73,182                                301,279

Capital lease obligations                              7,897             1,671                                  9,568
Long-term debt                        98,000          39,815            16,016                                153,831
Deferred income taxes                                  6,906               468                                  7,374
Minority interest                                                       24,843                                 24,843
Other non-current liabilities                          2,829             1,865                                  4,694
                                   ---------      ----------        ----------       -------------       ------------
       Total liabilities             102,734         280,810           118,045                                501,589

       Total shareholders' equity    521,776         561,536            38,639            (600,175)           521,776
                                   ---------      ----------        ----------       -------------       ------------
       Total liabilities and
        shareholders' equity         624,510         842,346           156,684            (600,175)         1,023,365
                                   =========      ==========        ==========       =============       ============

CORPORATE EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED MARCH 2, 1996

                                                                                                                   Subsidiary
                                                                   Parent                 Subsidiary                  Non
                                                                  Guarantor               Guarantors               Guarantors
                                                              ------------------      --------------------     -------------------
Net sales                                                                                       1,652,439                 238,200
Cost of sales                                                                                   1,233,877                 183,489
Merger related inventory provisions                                                                 5,952
Equity in subsidiary earnings                                             7,747
                                                              ------------------      --------------------     -------------------

             Gross profit                                                 7,747                   412,610                  54,711

Warehouse operating and selling expenses                                                          301,934                  40,647
Corporate general and administrative expenses                                                      44,895                   4,847
Merger and other nonrecurring charges                                                              36,838
                                                              ------------------      --------------------     -------------------

             Operating profit                                             7,747                    28,943                   9,217

Interest expense and other, net                                           9,911                     5,467                     804
                                                              ------------------      --------------------     -------------------

             Income before income taxes                                  (2,164)                   23,476                   8,413

Income tax expense (benefit)                                             (7,715)                   18,275                   3,206
                                                              ------------------      --------------------     -------------------

             Income before minority interest                              5,551                     5,201                   5,207

Minority interest expense                                                                                                   1,436
                                                              ------------------      --------------------     -------------------

             Income from continuing operations                            5,551                     5,201                   3,771

Discontinued operations:

             Loss on disposals                                                                      1,225
                                                              ------------------      --------------------     -------------------

             Net income                                                   5,551                     3,976                   3,771
                                                              ==================      ====================     ===================



                                                                        Eliminations               Consolidated
                                                                    ---------------------     -----------------------
Net sales                                                                                                  1,890,639
Cost of sales                                                                                              1,417,366
Merger related inventory provisions                                                                            5,952
Equity in subsidiary earnings                                                    (7,747)
                                                                    ---------------------     -----------------------

             Gross profit                                                        (7,747)                     467,321

Warehouse operating and selling expenses                                                                     342,581
Corporate general and administrative expenses                                                                 49,742
Merger and other nonrecurring charges                                                                         36,838
                                                                    ---------------------     -----------------------

             Operating profit                                                    (7,747)                      38,160

Interest expense and other, net                                                                               16,182
                                                                    ---------------------     -----------------------

             Income before income taxes                                          (7,747)                      21,978

Income tax expense (benefit)                                                                                  13,766
                                                                    ---------------------     -----------------------

             Income before minority interest                                     (7,747)                       8,212

Minority interest expense                                                                                      1,436
                                                                    ---------------------     -----------------------

             Income from continuing operations                                   (7,747)                       6,776

Discontinued operations:

             Loss on disposals                                                                                 1,225
                                                                    ---------------------     -----------------------

             Net income                                                          (7,747)                       5,551
                                                                    =====================     =======================

CORPORATE EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED MARCH 2, 1996

                                                                                                        Subsidiary
                                                                         Parent          Subsidiary        Non
                                                                        Guarantor        Guarantors     Guarnators     Consolidated
                                                                      -------------    -------------  --------------  --------------
     Net cash used in operating activities                                  (869)          (3,293)        (12,271)        (16,433)
                                                                      ----------       ----------     -----------     -----------

Cash flows from investing activities:
     Proceeds from sale of assets                                                           5,899                           5,899
     Capital expenditures                                                                 (51,113)         (2,011)        (53,124)
     Payment for acquisitions, net of cash acquired                                       (86,722)        (37,578)       (124,300)
     Other, net                                                                            (1,698)          1,770              72
                                                                      ----------       ----------     -----------     -----------
Net cash used in investing activities                                                    (133,634)        (37,819)       (171,453)
                                                                      ----------       ----------     -----------     -----------

Cash flows from financing activities:
     Issuance of common stock                                            449,288                                          449,288
     Stock offering costs                                                (20,127)                            (186)        (20,313)
     Issuance of subsidiary common stock                                                                    7,733           7,733
     Young capital contribution                                           12,182                                           12,182
     Purchase of common stock held by Officemax                         (195,831)                                        (195,831)
     Proceeds from long-term borrowings                                                    35,595           8,613          44,208
     Repayments of long-term borrowings                                                   (71,813)                        (71,813)
     Proceeds from short-term borrowings                                                   12,835                          12,835
     Repayments of short-term borrowings                                                  (11,592)                        (11,592)
     Net proceeds from (payments on) line of credit                      (16,600)          (1,995)           (276)        (18,871)
     Net activity in investment in and advances to (from) subsidiaries  (228,043)         186,440          41,603
     Other                                                                                 (4,245)                         (4,245)
                                                                      ----------       ----------     -----------     -----------
Net cash provided by financing activities                                    869          145,225          57,487         203,581
                                                                      ----------       ----------     -----------     -----------

Net cash used by discontinued operations                                                     (222)                           (222)

Effect of foreign currency exchange rates changes on cash                                                  (1,159)         (1,159)
                                                                      ----------       ----------     -----------     -----------

Increase in cash and cash equivalents                                                       8,076           6,238          14,314

Cash and cash equivalents, beginning of period                                             15,010             489          15,499
                                                                      ----------       ----------     -----------     -----------

Cash and cash equivalents, end of period                                                   23,086           6,727          29,813
                                                                      ==========       ==========     ===========     ===========

CORPORATE EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED FEBRUARY 25, 1995

                                                                                                                    Subsidiary
                                                                         Parent               Subsidiary                Non
                                                                       Guarantor              Guarantors             Guarantors
                                                                   ----------------      -------------------    ----------------
Net sales                                                                                     1,143,457                  1,694
Cost of sales                                                                                   854,141                  1,220
Equity in subsidiary earnings                                           24,112
                                                                   ----------------      -------------------    ----------------
             Gross profit                                               24,112                  289,316                    474

Warehouse operating and selling expenses                                                        218,756                    457
Corporate general and administrative expenses                                                    29,621                      3
                                                                   ----------------      -------------------    ----------------
             Operating profit                                           24,112                   40,939                     14

Interest expense and other, net                                         12,428                    3,914                     11
                                                                   ----------------      -------------------    ----------------
             Income before income taxes                                 11,684                   37,025                      3

Income tax expense (benefit)                                            (4,226)                  12,518                      2
                                                                  ----------------      -------------------    ----------------
             Income before minority interest                            15,910                   24,507                      1

Minority interest expense                                                                            69
                                                                   ----------------      -------------------    ----------------
             Income from continuing operations                          15,910                   24,438                      1

Discontinued operations
             Loss from discontinued operations                                                      327
                                                                   ----------------      -------------------    ----------------
             Income before extraordinary item                           15,910                   24,111                      1


Extraordinary item

             Gain on early extinguishment of debt                          586
                                                                   ----------------      -------------------    ----------------
             Net income                                                 16,496                   24,111                      1
                                                                   ================      ===================    ================
CORPORATE EXPRESS, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED FEBRUARY 25, 1995

                                                                     Eliminations             Consolidated
                                                                  -----------------         ---------------
Net sales                                                                                      1,145,151
Cost of sales                                                                                    855,361
Equity in subsidiary earnings                                          (24,112)
                                                                  -----------------         ---------------
             Gross profit                                              (24,112)                  289,790

Warehouse operating and selling expenses                                                         219,213
Corporate general and administrative expenses                                                     29,624
                                                                  -----------------         ---------------
             Operating profit                                          (24,112)                   40,953

Interest expense and other, net                                                                   16,353
                                                                  -----------------         ---------------
             Income before income taxes                                (24,112)                   24,600

Income tax expense (benefit)                                                                       8,294
                                                                  -----------------         ---------------
             Income before minority interest                           (24,112)                   16,306

Minority interest expense                                                                             69
                                                                  -----------------         ---------------
             Income from continuing operations                         (24,112)                   16,237

Discontinued operations
             Loss from discontinued operations                                                       327
                                                                  -----------------         ---------------
             Income before extraordinary item                          (24,112)                   15,910

Extraordinary item

             Gain on early extinguishment of debt                                                    586
                                                                  -----------------         ---------------
             Net income                                                (24,112)                   16,496
                                                                  =================         ===============

CORPORATE EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED FEBRUARY 25, 1995


                                                                                                  Subsidiary
                                                            Parent             Subsidiary             Non
                                                           Guarantor           Guarantors         Guarantor        Consolidated
                                                       ----------------     ----------------   ----------------   -----------------
Net cash provided by (used in)
operating activities                                            (4,113)              16,724               (575)              12,036
                                                       ----------------     ----------------   ----------------   -----------------

Cash flows from investing activities:
     Proceeds from sale of assets                                                       463                                     463
     Capital expenditures                                                           (18,670)                                (18,670)
     Payment for acquisitions, net of cash acquired                                 (86,135)            (1,751)             (87,886)
     Other, net                                                                        (524)               (88)                (612)
                                                       ----------------     ----------------   ----------------   -----------------
Net cash used in investing activities                                              (104,866)            (1,839)            (106,705)
                                                       ----------------     ----------------   ----------------   -----------------

Cash flows from financing activities:
     Issuance of common stock                                  134,993                                                      134,993
     Stock offering costs                                       (9,388)                                                      (9,388)
     Preferred stock redemption                                 (7,500)                                                      (7,500)
     Debt issuance costs                                          (869)                                                        (869)
     Proceeds from long-term borrowings                                              35,189                                  35,189
     Repayments of long-term borrowings                        (17,550)             (17,872)                                (35,422)
     Repayments of short-term borrowings                                            (10,697)              (398)             (11,095)
     Cash paid to retire bonds                                  (9,300)                                                      (9,300)
     Net proceeds from (payments on) line of credit              4,150                 (549)            (1,823)               1,778
     Net activity in investment in and advances to
      (from) subsidiaries                                      (90,423)              85,324              5,099
     Other                                                                           (1,647)                                 (1,647)
                                                       ----------------     ----------------   ----------------   -----------------
Net cash provided by financing activities                        4,113               89,748              2,878               96,739
                                                       ----------------     ----------------   ----------------   -----------------

Net cash used by discontinued operations                                               (600)                                   (600)

Effect of foreign currency exchange rates changes
  on cash                                                                                                   25                   25
                                                       ----------------     ----------------   ----------------   -----------------

Increase in cash and cash equivalents                                                 1,006                489                1,495

Cash and cash equivalents, beginning of period                                       14,004                                  14,004
                                                       ----------------     ----------------   ----------------   -----------------
Cash and cash equivalents, end of period                                             15,010                489               15,499
                                                       ================     ================   ================   =================

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

                        CORPORATE EXPRESS, INC.
                               (Registrant)


                        By:  /s/ Sam R. Leno          Date: October__, 1998
                             ---------------
                             SAM R. LENO
                             Executive Vice President and
                             Chief Financial Officer

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