Form 10-Q
period 1998-10-31
CORPORATE EXPRESS INC
filed 1998-12-15
CIK 878130

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO _______

                        Commission File No. 0-24642
                                            -------


                            CORPORATE EXPRESS, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                                84-0978360
--------------------------                                   -------------------
(State of incorporation or                                   (I.R.S. Employer
       organization)                                         Identification No.)


       1 Environmental Way
       Broomfield, Colorado                                           80021
----------------------------------------                         ---------------
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

                    Yes     X         No
                        ---------       ---------


     The number of shares of the registrant's common stock, par value $.0002 per share, outstanding as of December 4, 1998 was 104,102,311.

I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            CORPORATE EXPRESS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)
ASSETS

                                                             October 31,      January 31,
                                                                 1998             1998
                                                             ------------     -------------
                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                  $     46,445     $      44,362
  Trade accounts receivable, net of allowance
    of $15,222 and $14,523, respectively                          695,342           616,574
  Notes and other receivables                                      93,961            86,687
  Inventories                                                     280,081           251,108
  Deferred income taxes                                            31,935            40,729
  Other current assets                                             51,819            41,713
                                                             ------------     -------------
   Total current assets                                         1,199,583         1,081,173

Property and equipment:
  Land                                                             17,403            17,540
  Buildings and leasehold improvements                            138,993           126,006
  Furniture and equipment                                         390,254           339,577
                                                             ------------     -------------
                                                                  546,650           483,123
  Less accumulated depreciation                                  (163,274)         (131,756)
                                                             ------------     -------------
                                                                  383,376           351,367

Goodwill, net of $76,800 and $57,558 of
  accumulated amortization, respectively                          864,840           847,544
Other assets, net                                                  80,733            69,575
                                                             ------------     -------------
   Total assets                                              $  2,528,532     $   2,349,659
                                                             ============     =============



   The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

              (In thousands, except share and per share amounts)


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         October 31,          January 31,
                                                                            1998                 1998
                                                                       ---------------       -------------
                                                                         (Unaudited)
Current liabilities:
  Accounts payable - trade                                             $       414,747       $     361,021
  Accrued payroll and benefits                                                  56,067              61,308
  Accrued purchase costs                                                         8,811               9,378
  Accrued merger and related costs                                               7,229              15,512
  Other accrued liabilities                                                    104,063              80,214
  Current portion of long-term debt and capital leases                          56,579              36,264
                                                                       ---------------       -------------
     Total current liabilities                                                 647,496             563,697

Capital lease obligations                                                        6,461               9,414
Long-term debt                                                               1,209,522             753,829
Deferred income taxes                                                           72,430              52,515
Minority interest in subsidiaries                                               20,187              20,791
Other non-current liabilities                                                   18,709              16,980
                                                                       ---------------       -------------
     Total liabilities                                                       1,974,805           1,417,226

Contingencies (Note 7)

Shareholders' equity:
  Preferred stock, $.0001 par value, 25,000,000 shares
    authorized, none issued or outstanding                                           -                   -
  Common stock, $.0002 par value, 300,000,000 shares
    authorized, 143,707,257 and 142,392,845 shares
    issued and outstanding, respectively                                            28                  28
  Common stock, non-voting, $.0002 par value, 3,000,000
    shares authorized, none issued or outstanding                                    -                   -
  Additional paid-in capital                                                   864,044             852,507
  Retained earnings                                                            127,498              91,887
  Accumulated other comprehensive expense                                      (10,561)            (11,989)
                                                                       ---------------       -------------
                                                                               981,009             932,433

Less:
  Treasury stock, at cost, 39,635,681 shares at October 31, 1998              (427,282)                 -
                                                                       ---------------       -------------
     Total shareholders' equity                                                553,727             932,433

          Total liabilities and shareholders' equity                   $     2,528,532       $   2,349,659
                                                                       ===============       =============

          The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                          Three Months Ended              Nine Months Ended
                                                    ------------------------------  ------------------------------
                                                     October 31,      November 1,     October 31,     November 1,
                                                        1998             1997            1998             1997
                                                    -------------   --------------  --------------  --------------
Net sales                                           $  1,116,509     $    983,108   $   3,342,731   $   2,829,646
Cost of sales                                            855,432          752,826       2,564,405       2,165,036
                                                    -------------   --------------  --------------  --------------
   Gross profit                                          261,077          230,282         778,326         664,610
Warehouse operating and selling expenses                 183,683          163,308         546,771         484,491
Corporate general and administrative expenses             35,227           26,865         102,100          82,577
                                                    -------------   --------------  --------------  --------------
   Operating profit                                       42,167           40,109         129,455          97,542
Interest expense and other, net                           23,424           10,054          58,002          28,537
Gain on sale of marketable securities                      6,273                -           6,273               -
                                                    -------------   --------------  --------------  --------------
   Income before income taxes                             25,016           30,055          77,726          69,005
Income tax expense                                        11,232           12,713          34,899          28,511
                                                    -------------   --------------  --------------  --------------
   Income before minority interest                        13,784           17,342          42,827          40,494
Minority interest expense (income)                           678             (145)          1,635          (1,668)
                                                    -------------   --------------  --------------  --------------
   Income before extraordinary item                       13,106           17,487          41,192          42,162
Extraordinary item, net of tax:
  Loss on early extinguishment of debt                         -                -           5,581               -
                                                    -------------   --------------  --------------  --------------
   Net income                                       $     13,106    $      17,487   $      35,611   $      42,162
                                                    =============   ==============  ==============  ==============
Net income per share - Basic:
     Net income before extraordinary item           $       0.12    $        0.13   $        0.36   $        0.33
     Extraordinary item                                       --               --           (0.05)             --
                                                    -------------   --------------  --------------  --------------
     Net income                                     $       0.12    $        0.13   $        0.31   $        0.33
                                                    =============   ==============  ==============  ==============
Net income per share - Diluted:
     Net income before extraordinary item           $       0.12    $        0.13   $        0.34   $        0.31
     Extraordinary item                                       --               --           (0.04)             --
                                                    =============   ==============  ==============  ==============
     Net income                                     $       0.12    $        0.13   $        0.30   $        0.31
                                                    =============   ==============  ==============  ==============
Weighted average common shares outstanding:
    Basic                                                107,232          130,100         116,025         128,193
    Diluted                                              111,143          139,890         120,008         135,268

        The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (In thousands, except share amounts)
                                 (Unaudited)

                                                                                  Accumulated
                                           Common Stock            Additional       Other                         Treasury
                                     -------------------------      Paid-In      Comprehensive      Retained        Stock
                                        Shares        Amount        Capital     Income (Expense)    Earnings        Amount
                                     -----------    ----------    -----------   ---------------    -----------    ----------
Balance, January 31, 1998            142,392,845    $       28    $   852,507   $       (11,989)   $    91,887
Issuance of common stock               1,314,412                       10,872
Repurchase of 39,635,681 shares
  common stock                                                                                                      (427,282)
Tax benefit on non-qualified
  stock options exercised                                                 665
Net income                                                                                              35,611
Other comprehensive income                                                                1,428
                                     -----------    ----------    -----------   ---------------    -----------    ----------
Balance, October 31, 1998            143,707,257    $       28    $   864,044   $       (10,561)   $   127,498    $ (427,282)
                                     ===========    ==========    ===========   ===============    ===========    ==========

        The accompanying notes are an integral part of the consolidated financial statements.

                      CORPORATE EXPRESS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS)
                            (Unaudited)



                                                                              Nine Months Ended
                                                                       ----------------------------------
                                                                        October 31,          November 1,
                                                                       -------------        -------------
Cash flows from operating activities:
  Net income                                                                $ 35,611             $ 42,162
  Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
    Depreciation                                                              39,270               31,048
    Amortization                                                              20,626               16,416
    Loss on early extinguishment of debt                                       5,581                    -
    Gain on sale of marketable securities                                     (6,273)
    Minority interest (income) expense                                         1,635               (1,668)
    Other                                                                      2,645                5,187
Changes in assets and liabilities, excluding acquisitions:
    (Increase) decrease in accounts receivable                               (50,798)             (50,938)
    (Increase) decrease in inventory                                         (19,637)             (18,752)
    (Increase) decrease in other current assets                                3,125               (2,215)
    (Increase) decrease in other assets                                       (1,953)               7,605
    Increase (decrease) in accounts payable                                   32,873                9,433
    Increase (decrease) in accrued liabilities                                32,411              (22,196)
                                                                       -------------        -------------
    Net cash provided by operating activities                                 95,116               16,082
                                                                       -------------        -------------
Cash flows from investing activities:
    Capital expenditures                                                     (75,646)             (73,298)
    Proceeds from sale of assets                                               6,852               19,507
    Proceeds from sale of securities                                          21,110                    -
    Payment for acquisitions, net of cash acquired                           (31,978)             (28,503)
    Investment in marketable securities                                       (5,557)              (8,534)
    Other, net                                                                    95                 (252)
                                                                       -------------        -------------
    Net cash used in investing activities                                    (85,124)             (91,080)
                                                                       -------------        -------------
Cash flows from financing activities:
    Issuance of common stock                                                   3,298                9,692
    Repurchase of common stock                                              (427,282)                   -
    Issuance of Australian stock to minority shareholders                          -                4,604
    Debt issuance costs                                                      (32,632)                (822)
    Proceeds from long-term borrowings                                       616,012               21,918
    Repayments of long-term borrowings                                       (39,130)             (40,372)
    Proceeds from short-term borrowings                                        5,415               13,910
    Repayments of short-term borrowings                                       (2,119)              (8,113)
    Net (payments on) proceeds from line of credit                           (37,929)              54,877
    Cash paid to retire bonds                                                (93,747)                   -
    Other                                                                          -                  141
                                                                       -------------        -------------
Net cash (used in) provided by financing activities                           (8,114)              55,835
                                                                       -------------        -------------
Effect of foreign currency exchange rate changes on cash                         205                 (374)
                                                                       -------------        -------------
Increase (decrease) in cash and cash equivalents                               2,083              (19,537)
Cash and cash equivalents, beginning of period                                44,362               58,993
                                                                       -------------        -------------
Cash and cash equivalents, end of period                                    $ 46,445             $ 39,456
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

   These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K/A for the eleven months ended January 31, 1998.

   In January 1998, the Company changed its fiscal year end from the end of February to January 31, 1998. The consolidated financial statements for the previously reported prior year second quarter have been restated to conform to the new fiscal year and, accordingly, reflect the three-month and nine-month periods ended November 1, 1997. Certain reclassifications have been made to the consolidated financial statements for the three-month and nine-month periods ended November 1, 1997 to conform to the three-month and nine-month periods ended October 31, 1998 presentation. These reclassifications had no impact on net income.

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


                             External  Internal  Interest   Gross    Amortization     Net
                             --------  --------  --------  --------  ------------   --------
                                                     (In thousands)

Balance, January 31, 1998     $62,696   $27,143    $6,070  $ 95,909      $ (7,291)  $ 88,618
Additions                      15,438    13,089     3,890    32,417        (5,153)    27,264
                              -------   -------    ------  --------      --------   --------
Balance, October 31, 1998     $78,134   $40,232    $9,960  $128,326      $(12,444)  $115,882
                              =======   =======    ======  ========      ========   ========

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  New Accounting Standards:

  In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net income, the change in the foreign currency translation adjustment, unrealized holding gains or losses on marketable securities and any income tax expense (benefit) related to items of other comprehensive income. Total comprehensive income for the three-month and nine month-periods ended October 31, 1998 and November 1, 1997 was as follows:

                                                             Three Months Ended          Nine Months Ended
                                                         --------------------------  --------------------------
                                                         October 31,   November 1,   October 31,   November 1,
                                                             1998          1997          1998          1997
                                                         ------------  ------------  ------------  ------------

Net income                                                   $13,106       $17,487       $35,611       $42,162
Other comprehensive income:
  Unrealized foreign currency translation gain (loss)          8,971         2,459         5,769        (3,733)
  Unrealized gain (loss) on securities                        (9,261)        2,039        (7,117)          974
  Income tax (expense) benefit related to items of
   other comprehensive income                                  3,611          (795)        2,776          (380)
                                                             -------       -------       -------       -------
Total comprehensive income (SFAS No. 130)                    $16,427       $21,190       $37,039       $39,023
                                                             =======       =======       =======       =======


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


2. ACCRUED PURCHASE COSTS

   In conjunction with acquisitions accounted for as purchases, the Company accrues certain of the direct external costs associated with closing redundant facilities of acquired companies, and severance and relocation payments for the acquired companies' employees. All consolidation projects are planned to be completed within two years of the acquisition date. Balances as of October 31, 1998 primarily represent international and Data Documents Incorporated ("DDI") consolidation plans.

                           CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The following table sets forth activity in the Company's accrued purchase costs liability account for the nine months ended October 31, 1998:

                                                                                Disposition
                                            Facility     Redundant               of Assets
                                  Total    Exit Costs   Facilities   Severance    & Other
                                 -------   ----------   ----------   ---------  -----------
                                                      (In thousands)
Balance, January 31, 1998        $ 9,378        $ 464       $3,128     $ 4,400     $  1,386
Additions                          1,998          342          464       1,137           55
Payments/Utilization              (2,565)        (245)        (856)     (1,121)        (343)
                                 -------        -----       ------     -------     --------
Balance, October 31, 1998        $ 8,811        $ 561       $2,736     $ 4,416     $  1,098
                                 =======        =====       ======     =======     ========

3. MERGER AND OTHER NONRECURRING CHARGES

   The Company accrues, among other things, costs to complete pooling of interests transactions, costs of merging and closing redundant facilities, and costs associated with personnel reductions and centralizing certain administrative functions.

   The following table sets forth activity in the Company's accrued merger and other nonrecurring charges liability account for the nine months ended October 31, 1998:

                                                   Balance    Cash        Non-       Balance
                                                   1/31/98  Payments   Cash Usage    10/31/98
                                                  --------  --------   ----------    --------
                                                           (In thousands)

   Merger transaction costs (1)                   $    611   $  (404)                $    207
   Employee severance and
     termination costs (2)                           9,696    (5,138)                   4,558
   Facility closure and consolidation costs (3)      5,205    (2,741)                   2,464
                                                  --------   -------                 --------
   Accrued merger and related costs, balance        15,512    (8,283)                   7,229
   Other asset write-downs and costs (4)             2,759       ---        $(943)      1,816
                                                  --------   -------        -----    --------
     Total                                        $ 18,271   $(8,283)       $(943)   $  9,045
                                                  ========   =======        -----    ========

    There were no reversals of accrued merger and other nonrecurring charges during the nine months ended October 31, 1998.

(1) Merger transaction costs are the direct costs from the pooling of interests transactions and those direct costs incurred by DDI in connection with its acquisition by the Company, and include legal, accounting, investment banking, printing, contract buy-outs and other related costs.
(2) Employee severance and termination costs are the result of the elimination of duplicate management positions, facility closures and consolidations, and centralization of certain shared services. Of the 1,716 employees planned to be terminated, 875 have been terminated as of October 31, 1998. The Company expects to substantially complete the facility closures and related terminations for the fiscal 1995 charge, which balance totals $1,113,000, and the fiscal 1996 charge, which balance totals $268,000, by the end of fiscal 1998. The centralization of certain shared services began in the second quarter of fiscal 1997 and will continue through fiscal 1998. The Company expects to substantially complete the facility closures and related terminations for the fiscal year 1997 charge, which balance totals $3,177,000, by the end of fiscal 1998.
(3) Facility closure and consolidation costs are the estimated costs to close redundant facilities, lease costs and other costs associated with closed facilities. Of the 215 facilities planned to be closed or consolidated, 154 have been closed or consolidated as of October 31, 1998. Substantially all of the remaining facilities included in the fiscal 1995 and 1996 charges, and the facilities identified in the fiscal 1997 charge are expected to be closed by the end of fiscal 1998.

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Other asset write-downs and costs are recorded as contra assets, and include the expected loss on sale of assets and leasehold improvements and equipment being abandoned or written off as a result of the exit plans. The remaining balance primarily represents assets that will be disposed of in conjunction with facility closures, which are expected to be substantially completed by the end of fiscal 1998.


4.  PRO FORMA ACQUISITION RESULTS

    Effective November 26, 1997 the Company issued approximately 10,740,000 shares of common stock in exchange for all of the outstanding stock of DDI, a provider of forms management services and systems, custom business forms and pressure-sensitive labels.

    The operating results of DDI are included in the Company's consolidated statement of operations from the effective date of the acquisition. The following pro forma financial information assumes the DDI acquisition occurred at the beginning of the three-month and nine-month periods ended November 1, 1997 and is further adjusted to reflect goodwill amortization, revaluation of debt and the issuance of shares. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transaction occurred at the beginning of the period, or of results which may occur in the future.

                                           Three Months Ended   Nine Months Ended
                                            November 1, 1997     November 1, 1997
                                          --------------------  ------------------
                                          (In thousands, except per share amounts)
                                                          (Unaudited)
        Net sales                                   $1,052,834          $3,027,289
        Net income                                      19,829              48,715
        Net income per share - Basic                      0.14                0.35
        Net income per share - Diluted                    0.13                0.33


5.  REPURCHASE OF COMMON STOCK

    On April 10, 1998 the Company closed the Dutch Auction tender offer and purchased 35,000,000 shares tendered at a price of $10.75 per share. The 35,000,000 treasury shares resulting from this transaction are reflected on the balance sheet at cost of $376,250,000 plus applicable fees and expenses of approximately $3,000,000.

    The Company's Board of Directors has authorized the repurchase of shares of common stock from time to time in open market transactions, block purchases, privately negotiated transactions and otherwise, at prevailing prices.
Financing for such purchases is available through the Senior Secured Credit Facility (see Note 6), as well as from cash flow from operations. Accordingly, as of December 4, 1998, the Company purchased approximately 4,636,000 additional shares of its issued and outstanding common stock, par value $.0002 per share, of which 4,206,000 shares were purchased in the third fiscal quarter of 1998. These treasury shares are reflected on the balance sheet at cost. The Company intends to periodically purchase additional shares in open market transactions.


6.  DEBT

    On April 22, 1998, the Company executed a new $1 billion Senior Secured Credit Facility ("Senior Secured Credit Facility") consisting of a $250,000,000, seven-year term loan and a $750,000,000 five-year revolving credit facility and terminated the existing $500,000,000 Credit Facility ("Senior Credit Facility"). The Company has utilized borrowings under the new credit facility to fund the purchase of 35,000,000 shares of its common stock pursuant to its Dutch Auction tender offer and the 4,636,000 shares listed above, to repay and terminate the

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

previously existing Senior Credit Facility and for general corporate and working capital requirements. The Senior Secured Credit Facility is guaranteed by substantially all domestic subsidiaries of the Company and is collateralized by all tangible and intangible property of the guarantors, including inventory and receivables. At the borrower's option interest rates are at a base rate or a Eurodollar rate plus an applicable margin determined by a leverage ratio as defined in the loan agreements. The term loan's interest rate ranges from 0.25% to 0.75% above the revolving loan. The Company is subject to usual convenants customary for this type of facility including restrictions on dividends, additional borrowings and certain financial covenants. Approximately $1,810,000 of deferred financing costs related to the terminated Senior Credit Facility were expensed in the first quarter of fiscal 1998 and are reflected as an extraordinary item of $1,104,000, net of tax of $706,000.

    On May 29, 1998 the Company issued at par $350,000,000 principal amount of unsecured 9 5/8% Senior Subordinated Notes due 2008 (the "9 5/8% Notes"). On November 6, 1998, CEX Holdings, Inc. commenced an exchange offer pursuant to which the 9 5/8% Notes would be exchanged for substantially similar notes which have been registered under the federal securities laws. The exchange offer is scheduled to expire on December 15, 1998, unless extended. These 9 5/8% Notes were registered effective November 6, 1998. The 9 5/8% Notes are guaranteed by all material domestic subsidiaries of the Company and are subordinated in right of payment to all senior debt, which totals approximately $547,609,000 on October 31, 1998. On or after June 1, 2003 through maturity, the 9 5/8% Notes may be redeemed at the option of the Company, in whole or in part, at redemption rates ranging from 104.813% to 100%. At any time on or before June 1, 2001, the Company may redeem up to 35% of the 9 5/8% Notes with the net cash proceeds of one or more public equity offerings at a redemption price equal to 109.625% of the principal amount thereof, subject to certain restrictions. Semi-annual interest payments are due on June 1 and December 1 commencing on December 1, 1998. A portion of the proceeds from the sale of the 9 5/8% Notes was used to repay prior to maturity substantially all of the $90,000,000 9 1/8% Senior Subordinated Notes Series B due 2004 (the "9 1/8% Notes") and to repay $245,000,000 on the Senior Secured Credit Facility. As a result of the early extinguishment of the 9 1/8% Notes, the Company recorded an extraordinary loss of $4,477,000, net of tax of $2,862,000, in the second quarter of fiscal 1998.

    The Company settled an interest rate hedging contract based on $300,000,000 of U.S. Treasury notes related to the completed offering of the 9 5/8% Notes. The cost of the settlement of the contract was $7,271,000 and will be amortized over the ten-year term of the 9 5/8% Notes, bringing the effective interest rate of the debt instrument to 9.83%.


7.  CONTINGENCIES

    In the normal course of business, the Company is subject to certain legal proceedings. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the Company's financial position or operating results. The Company resolved the dispute with a former shareholder of a company acquired by the Company in fiscal 1996, which was described in
Note 7 to Form 10-Q for the quarterly period ended August 1, 1998.

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  EARNINGS PER SHARE

    Basic and diluted earnings per share are calculated as follows:

                                                                      (unaudited)
                                                  ---------------------------------------------------
                                                     Three Months Ended         Nine Months Ended
                                                  ------------------------  -------------------------
                                                  October 31,  November 1,  October 31,   November 1,
                                                     1998         1997          1998         1997
                                                  -----------  -----------  ------------  -----------
                                                         (In thousands, except per share data)

          Numerator for basic and diluted EPS:
             Income before extraordinary item         $13,106      $17,487      $41,192       $42,162
             Extraordinary item                            --           --        5,581            --
                                                      -------      -------      -------   -----------
             Net income                               $13,106      $17,487      $35,611       $42,162
                                                      =======      =======      =======   ===========


Basic EPS Calculation:
  Denominator:
     Average common shares outstanding          107,232 (1)   130,100        116,025(1)    128,193
                                            ===========      ========     ==========      ========

  Earnings per common share:
     Income before extraordinary item       $      0.12      $   0.13     $     0.36      $   0.33
     Extraordinary item                              --            --          (0.05)           --
                                            -----------      --------     ----------      --------
     Net income                             $      0.12      $   0.13     $     0.31      $   0.33
                                            ===========      ========     ==========      ========

  Diluted EPS Calculation:
  Denominator (2):
     Basic shares                               107,232       130,100        116,025       128,193
     Dilutive stock options and warrants          3,911         9,790          3,983         7,075
                                            -----------      --------     ----------      --------
     Diluted shares                             111,143       139,890        120,008       135,268
                                            ===========      ========     ==========      ========

  Earnings per common share:
     Income before extraordinary item       $      0.12      $   0.13     $     0.34      $   0.31
     Extraordinary item                             ---            --          (0.04)           --
                                            -----------      --------     ----------      --------
     Net income                             $      0.12      $   0.13     $     0.30      $   0.31
                                            ===========      ========     ==========      ========

(1) Reflects the 35,000,000 shares repurchased on April 10, 1998 and subsequent purchase dates.
(2) The number of antidilutive stock options omitted from the denominator was approximately 5,435,748 and 4,623,584 for the three-month periods ended October 31, 1998 and November 1, 1997, respectively, and approximately 5,740,926 and 6,118,745 for the corresponding nine-month periods. Also excluded from the calculation are the Convertible Notes with an exercise price of $33.33 per share which is greater than the average market price of the common shares.

9.  SUBSEQUENT EVENTS

    On December 9, 1998, the Company announced its intention to initiate a restructuring plan that includes a net reduction of approximately 1,700 employees across all business functions, or approximately 6% of the total workforce, and the closure or consolidation of more than 100 facilities. As a result of the restructuring, the Company estimates that it will record a pre-tax restructuring charge of approximately $65 - $75 million. Approximately 30% of the restrucuturing charge is expected to reflect non-cash items. The Company has finalized most aspects of its restructuring plan and expects to finalize any remaining aspects during January 1999. Execution of the restructuring plan is not expected to have any effect on any material company agreements or debt instruments.

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SUPPLEMENTAL GUARANTOR INFORMATION

    On May 29, 1998, CEX Holdings, Inc. ("CEX Holdings" or the "Issuer"), a wholly-owned subsidiary of the Company, completed a private placement of the 9 5/8% Notes. On November 6, 1998, CEX Holdings, Inc. commenced an exchange offer pursuant to which the 9 5/8% notes would be exchanged for substantially similar notes which have been registered under the federal securities laws. The exchange offer is scheduled to expire on December 31, 1998, unless extended. The 9 5/8% Notes are fully and unconditionally guaranteed on a joint and several basis by the Company (the "Parent Guarantor") and certain of the Company's subsidiaries ("Subsidiary Guarantors"). Substantially all of the Issuer's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 9 5/8% Notes.

    The following information sets forth the condensed consolidating balance sheet of the Company as of October 31, 1998, condensed consolidating statements of operations for the three and nine month periods ended October 31, 1998 and November 1, 1997, and consolidating statements of cash flows for the nine month periods ended October 31, 1998 and November 1, 1997. The investment in subsidiaries are accounted for on the equity method; accordingly entries necessary to consolidate the Parent Guarantor, CEX Holdings, Inc., and all of its subsidiaries are reflected in the eliminations column. Complete separate financial statements of the Issuer and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Guarantors (the Parent Guarantor and the Subsidiary Guarantors).

                            CORPORATE EXPRESS, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               October 31, 1998
                                  (Unaudited)

                                                                                        Subsidiary
                                            Parent         Issuer       Subsidiary         Non
                                           Guarantor      of Notes      Guarantors      Guarantors    Eliminations      Consolidated
                                         -----------   ------------    -----------      ----------    -------------     ------------
ASSETS

Current assets:
          Cash and cash equivalents      $         -   $        455    $    38,254      $    7,736    $           -     $    46,445
          Trade accounts receivable, net           -              -        511,255         184,087                -         695,342
          Notes and other receivables              -              -         74,045          19,916                -          93,961
          Intercompany receivables
           (payables                               -              -        151,500        (151,500)               -               -
          Inventories                              -              -        211,863          68,218                -         280,081
          Deferred income taxes                    -              -         28,908           3,027                -          31,935
          Other current assets                 9,496              -         34,500           7,823                -          51,819
                                         -----------   ------------    -----------      ----------    -------------     -----------
               Total current assets            9,496            455      1,050,325         139,307                -       1,199,583

Property and Equipment:
         Land                                      -              -         16,086           1,317                -          17,403
         Buildings and leasehold
          improvements                             -              -        124,504          14,489                -         138,993
         Property and equipment                    -              -        345,646          44,608                -         390,254
                                         -----------   ------------    -----------      ----------    -------------     -----------
                                                   -              -        486,236          60,414                -         546,650

          Less accumulated depreciation            -              -       (143,454)        (19,820)               -        (163,274)
                                         -----------   ------------    -----------      ----------    -------------     -----------
          Net property and equipment               -              -        342,782          40,594                -         383,376

          Goodwill, net                            -              -        660,544         204,296                -         864,840
          Net investment in and advances
           to subsidiaries                   870,979      1,671,413              -               -       (2,542,392)              -
          Other assets, net                    3,180         40,934         20,278          16,341                -          80,733
                                         -----------   ------------    -----------      ----------    -------------     -----------
              Total assets               $   883,655   $  1,712,802    $ 2,073,929      $  400,538    $  (2,542,392)    $ 2,528,532
                                         ===========   ============    ===========      ==========    =============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable - trade                  -              -        302,196         111,641                -         413,837
         Accounts payable - acquisition            -              -              1             910                -             911
         Accrued payroll and benefits              -              -         45,874          10,193                -          56,067
         Accrued purchase costs                    -              -          2,640           6,171                -           8,811
         Accrued merger and related costs          -              -          7,140              89                -           7,229
         Other accrued liabilities             4,928         17,612         48,676          32,847                -         104,063
         Current portion of long-term
          debt and capital leases                  -          2,500          9,985          44,094                -          56,579
                                         -----------   ------------    -----------      ----------    -------------     -----------
              Total Current Liabilities        4,928         20,112        416,512         205,945                -         647,497

         Capital lease obligations                 -              -          3,964           2,496                -           6,460
         Long-term debt                      325,000        824,486         28,484          31,552                -       1,209,522
         Deferred tax liability                    -         (2,775)        74,830             375                -          72,430
         Minority interest                         -              -            132          20,055                -          20,187
         Other non-current liabilities             -              -          8,852           9,857                -          18,709
                                         -----------   ------------    -----------      ----------    -------------     -----------
              Total liabilities              329,928        841,823        532,774         270,280                -       1,974,805

              Total shareholders' equity     553,727        870,979      1,541,155         130,258       (2,542,392)        553,727
                                         -----------   ------------    -----------      ----------    -------------     -----------

              Total liabilities and
               shareholders' equity      $   883,655   $  1,712,802    $ 2,073,929      $  400,538    $  (2,542,392)    $ 2,528,532
                                         ===========   ============    ===========      ==========    =============     ===========

                                     -14-

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED OCTOBER 31, 1998
                                  (Unaudited)

                                                                                          Subsidiary
                                              Parent         Issuer       Subsidiary          Non
                                            Guarantor      of Notes      Guarantors       Guarantors    Eliminations   Consolidated
                                           ------------   ------------   ------------   -------------   ------------   ------------
Net sales                                  $          -   $          -   $    891,789   $     224,720   $          -   $  1,116,509
Cost of sales                                         -              -        677,518         177,914              -        855,432
Equity in subsidiary earnings                    15,492         20,952              -               -        (36,444)             -
                                           ------------   ------------   ------------   -------------   ------------   ------------
      Gross profit                               15,492         20,952        214,271          46,806        (36,444)       261,077

Warehouse operating and selling expenses              -              -        147,499          36,184              -        183,683
Corporate general and administrative expenses         -              -         29,509           5,718              -         35,227
                                           ------------   ------------   ------------   -------------   ------------   ------------
      Operating profit                           15,492         20,952         37,263           4,904        (36,444)        42,167

Interest expense and other, net                   4,113         15,685            293           3,333              -         23,424
Gain on sale of marketable securities                 -         (6,273)             -               -              -         (6,273)
                                           ------------   ------------   ------------   -------------   ------------   ------------
      Income before income taxes                 11,379         11,540         36,970           1,571        (36,444)        25,016

Income tax expense (benefit)                     (1,727)        (3,952)        15,524           1,387              -         11,232
                                           ------------   ------------   ------------   -------------   ------------   ------------
      Income before minority interest            13,106         15,492         21,446             184        (36,444)        13,784

Minority interest expense                             -              -              -             678              -            678
                                           ------------   ------------   ------------   -------------   ------------   ------------
      Net income                           $     13,106   $     15,492   $     21,446   $        (494)  $    (36,444)  $     13,106
                                           ============   ============   ============   =============   ============   ============

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED NOVEMBER 1, 1997
                                  (Unaudited)

                                                                                     Subsidiary
                                         Parent        Issuer        Subsidiary          Non
                                       Guarantor      of Notes       Guarantors      Guarantors      Eliminations      Consolidated
                                      -----------   -----------     ------------     -----------     ------------      ------------
Net sales                             $         -   $         -     $    807,517     $   175,591     $          -      $    983,108
Cost of sales                                   -             -          617,049         135,777                -           752,826
Equity in subsidiary earnings              19,996        22,120                -               -          (42,116)                -
                                      -----------   -----------     ------------     -----------     ------------      ------------

      Gross profit                         19,996        22,120          190,468          39,814          (42,116)          230,282

Warehouse operating and  selling
 expenses                                       -             -          132,051          31,257                -           163,308
Corporate general and  administrative
 expenses                                       -             -           22,152           4,713                -            26,865
                                      -----------   -----------     ------------     -----------     ------------      ------------

      Operating profit                     19,996        22,120           36,265           3,844          (42,116)           40,109

Interest expense and other, net             4,114         3,484              223           2,233                -            10,054
                                      -----------   -----------     ------------     -----------     ------------      ------------

      Income before income taxes           15,882        18,636           36,042           1,611          (42,116)           30,055

Income tax expense (benefit)               (1,605)       (1,360)          14,073           1,605                -            12,713
                                      -----------   -----------     ------------     -----------     ------------      ------------

      Income before minority interest      17,487        19,996           21,969               6          (42,116)           17,342

Minority interest income                        -             -                -            (145)               -              (145)
                                      -----------   -----------     ------------     -----------     ------------      ------------

      Net income                      $    17,487   $    19,996     $     21,969     $       151     $    (42,116)     $     17,487
                                      ===========   ===========     ============     ===========     ============      ============

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED OCTOBER 31, 1998
                                  (Unaudited)

                                                                                        Subsidiary
                                           Parent        Issuer        Subsidiary          Non
                                         Guarantor      of Notes       Guarantors      Guarantors      Eliminations    Consolidated
                                        ----------     ----------      -----------     -----------     ------------    ------------
Net sales                               $        -     $        -      $ 2,674,359      $   668,372    $          -    $  3,342,731
Cost of sales                                    -              -        2,036,387          528,018               -       2,564,405
Equity in subsidiary earnings               42,602         64,456                -                -        (107,058)              -
                                        ----------     ----------      -----------      -----------    ------------    ------------

      Gross profit                          42,602         64,456          637,972          140,354        (107,058)        778,326

Warehouse operating and selling
 expenses                                        -              -          438,817          107,954               -         546,771
Corporate general and administrative
 expenses                                        -              -           85,710           16,390               -         102,100
                                        ----------     ----------      -----------      -----------    ------------    ------------

      Operating profit                      42,602         64,456          113,445           16,010        (107,058)        129,455

Interest expense and other, net             12,361         35,046            1,509            9,086               -          58,002
Gain on sale of marketable securities            -         (6,273)               -                -               -          (6,273)
                                        ----------     ----------      -----------      -----------    ------------    ------------

      Income before income taxes            30,241         35,683          111,936            6,924        (107,058)         77,726

Income tax expense (benefit)                (5,370)       (12,500)          48,628            4,141               -          34,899
                                        ----------     ----------      -----------      -----------    ------------    ------------

      Income before minority interest       35,611         48,183           63,308            2,783        (107,058)         42,827

Minority interest expense                        -              -                -            1,635               -           1,635
                                        ----------     ----------      -----------      -----------    ------------    ------------

      Income before extraordinary items     35,611         48,183           63,308            1,148        (107,058)         41,192

Extraordinary item, net of tax:
      Loss on early extinguishment of
        debt                                     -          5,581                -                -               -           5,581
                                        ----------     ----------      -----------      -----------    ------------    ------------

      Net income                        $   35,611     $   42,602      $    63,308      $     1,148    $   (107,058)   $     35,611
                                        ==========     ==========      ===========      ===========    ============    ============

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED NOVEMBER 1, 1997
                                  (Unaudited)

                                                                                    Subsidiary
                                        Parent        Issuer        Subsidiary          Non
                                       Guarantor     of Notes       Guarantors       Guarantors      Eliminations     Consolidated
                                      -----------   ----------    --------------    ------------    --------------   --------------
Net sales                             $         -   $        -    $    2,306,122    $    523,524    $            -   $    2,829,646
Cost of sales                                   -            -         1,761,732         403,304                 -        2,165,036
Equity in subsidiary earnings              49,648       54,847                 -               -          (104,495)               -
                                      -----------   ----------    --------------    ------------    --------------   --------------

      Gross profit                         49,648       54,847           544,390         120,220          (104,495)         664,610

Warehouse operating and selling
 expenses                                       -            -           386,139          98,352                 -          484,491
Corporate general and administrative
 expenses                                       -            -            68,180          14,397                 -           82,577
                                      -----------   ----------    --------------    ------------    --------------   --------------

      Operating profit                     49,648       54,847            90,071           7,471          (104,495)          97,542

Interest expense and other, net            12,302        8,543               591           7,101                 -           28,537
                                      -----------   ----------    --------------    ------------    --------------   --------------

      Income before income taxes           37,346       46,304            89,480             370          (104,495)          69,005

Income tax expense (benefit)               (4,816)      (3,344)           35,030           1,641                 -           28,511
                                      -----------   ----------    --------------    ------------    --------------   --------------

      Income before minority interest      42,162       49,648            54,450          (1,271)         (104,495)          40,494

Minority interest income                        -            -                 -          (1,668)                -           (1,668)
                                      -----------   ----------    --------------    ------------    --------------   --------------

      Net income                      $    42,162   $   49,648    $       54,450    $        397    $     (104,495)  $       42,162
                                      ===========   ==========    ==============    ============    ==============   ==============

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED OCTOBER 31, 1998
                                  (Unaudited)

                                                                                       Subsidiary
                                        Parent         Issuer        Subsidiary           Non
                                       Guarantor       of Notes       Guarantors       Guarantors    Eliminations       Consolidated
                                     -----------      ---------      ------------      --------------------------       ------------
Net cash provided by (used in)
 operating activities                $   (74,851)     $  (6,574)     $    191,015      $   (14,474)                     $    95,116
                                     -----------      ---------      ------------      -----------                      -----------

Cash flows from investing activities:
        Capital expenditures                   -              -           (68,639)          (7,007)                         (75,646)
        Proceeds from sale of assets           -              -             6,649              203                            6,852
        Proceeds from sale of
          securitites                          -         21,110                 -                -                           21,110
        Payment for acquisitions, net
          of cash acquired                     -              -            (3,424)         (28,554)                         (31,978)
        Investment in marketable
          securities                           -         (5,594)                -               37                           (5,557)
        Other, net                             -              -            (8,879)           8,974                               95
                                     -----------      ---------      ------------      -----------                      -----------

Net cash provided by (used in)
 investing activities                          -         15,516           (74,293)         (26,347)                         (85,124)

Cash flows from financing
 activities:
        Issuance of common stock           3,298              -                 -                -                            3,298
        Repurchase of common stock      (427,282)             -                 -                -                         (427,282)
        Debt issuance costs                    -        (32,615)              (17)               -                          (32,632)
        Proceeds from long-term
          borrowings                           -        600,000               795           15,217                          616,012
        Repayments of long-term
          borrowings                           -         (1,250)          (13,476)         (24,404)                         (39,130)
        Proceeds from short-term
          borrowings                           -              -                 -            5,415                            5,415
        Repayments of short-term
          borrowings                           -              -               570           (2,689)                          (2,119)
        Net proceeds from (payments
          on) line of credit                   -        (27,631)             (566)          (9,732)                         (37,929)
        Cash paid to retire bonds              -        (93,747)                -                -                          (93,747)
        Net activity in investment in
          and advances to (from)
            subsidiaries                 498,835       (453,616)          (98,935)          53,716                                -

Net cash provided by (used in)
 financing activities                     74,851         (8,859)         (111,629)          37,523                           (8,114)
                                     -----------      ---------      ------------      -----------                      -----------

Effect of foreign currency exchange
 rates changes on cash                         -              -              (682)             887                              205
                                     -----------      ---------      ------------      -----------                      -----------
Increase (decrease) in cash and
 cash equivalents                              -             83             4,411           (2,411)                          (2,083)

Cash and cash equivalents, beginning
 of period                                     -            372            33,843           10,147                           44,362
                                     -----------      ---------      ------------      -----------                      -----------

Cash and cash equivalents,
 end of period                       $         -      $     455      $     38,254      $     7,736                      $    46,445
                                     ===========      =========      ============      ===========                      ===========

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED NOVEMBER 1, 1997
                                  (Unaudited)

                                                                                                        Subsidiary
                                                            Parent         Issuer       Subsidiary          Non
                                                          Guarantor      of Notes       Guarantors      Guarantors     Consolidated
                                                          ---------      --------      -----------     -----------     ------------
Net cash provided by (used in) operating activities       $ (21,221)     $ (6,234)        $ 57,343       $ (13,806)    $    16,082
                                                          ---------      --------      -----------     -----------     -----------
Cash flows from investing activities:
        Capital expenditures                                      -             -          (61,539)        (11,759)        (73,298)
        Proceeds from sale of assets                              -             -           13,415           6,092          19,507
        Payment for acquisitions, net of cash acquired            -             -           (6,529)        (21,974)        (28,503)
        Investment in marketable securities                       -        (9,164)               -             630          (8,534)
        Other, net                                                -             -            3,135          (3,387)           (252)
                                                          ---------      --------      -----------     -----------     -----------

Net cash used in investing activities                             -        (9,164)         (51,518)        (30,398)        (91,080)
                                                          ---------      --------      -----------     -----------     -----------

Cash flows from financing activities:
        Issuance of common stock                             14,296             -                -               -          14,296
        Debt issuance costs                                    (246)         (582)               6               -            (822)
        Proceeds from long-term borrowings                       -              -            3,248          18,670          21,918
        Repayments of long-term borrowings                       -              -          (10,856)        (29,516)        (40,372)
        Proceeds from short-term borrowings                      -              -              273          13,637          13,910
        Repayments of short-term borrowings                      -              -           (6,619)         (1,494)         (8,113)
        Net proceeds from (payments on) line of credit           -         56,500             (912)           (711)         54,877
        Net activity in investment in and advances
             to (from) subsidiaries                          7,171        (40,520)          (7,223)         40,572               -
        Other                                                    -              -              154             (13)            141
                                                          ---------      --------      -----------     -----------     -----------

Net cash provided by (used in) financing activities          21,221        15,398          (21,929)         41,145          55,835
                                                          ---------      --------      -----------     -----------     -----------

Effect of foreign currency exchange rate changes on cash          -             -             (575)            201            (374)
                                                          ---------      --------      -----------     -----------     -----------
Decrease in cash and cash equivalents                             -             -          (16,679)         (2,858)        (19,537)

Cash and cash equivalents, beginning of period                    -             -           52,617           6,376          58,993
                                                          ---------      --------      -----------     -----------     -----------

Cash and cash equivalents, end of period                  $       -      $      -      $    35,938     $     3,518     $    39,456
                                                          =========      ========      ===========     ===========     ===========

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K/A for the eleven months ended January 31, 1998 and the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q.

  Some of the statements contained in this Management's Discussion and Analysis of this Form 10-Q constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of the Company's knowledge of its business and operations, there can be no assurance that actual results will not materially differ from the Company's expectations, plans, intentions, and objectives. Factors that could cause actual results to differ from the Company's expectations include: uncertainties related to the restructuring plan, including the size and components of the anticipated restructuring charge, the Company's ability to realize the expected cost savings and the timing of implementation of the plan, including facilities closures and other restructuring projects, and the Company's ability to maximize the value of the Delivery business; unsuccessful integration of acquisitions; the Company's failure to successfully develop and implement its Corporate Supplier plans; deterioration in general economic conditions and the corresponding impact on revenues; and failure to reduce costs effectively.

RESULTS OF OPERATIONS

  Net Sales. Consolidated net sales increased 13.6% to $1,116,509,000 in the three months ended October 31, 1998 from $983,108,000 in the three months ended November 1, 1997 and increased 18.1% to $3,342,731,000 from $2,829,646,000 for the respective nine-month periods. Net sales for the Company's product distribution segment increased 20.5% to $930,173,000 in the three months ended October 31, 1998 from $772,110,000 in the same period last year, and increased 26.5% to $2,774,834,000 from $2,192,859,000 for the respective nine-month periods. Net sales for the services segment decreased 11.7% to $186,336,000 in the three months ended October 31, 1998 from $210,998,000 in the same period last year and decreased 10.8% to $567,897,000 from $636,787,000 in the respective nine-month periods. The overall increases were primarily attributable to internal growth in the Company's domestic office products business, the acquisition of DDI completed on November 26, 1997, increased international sales and increased sales of computer software. The decline in the services segment reflects the disposition of certain non-strategic businesses, the effect of consolidating or closing facilities, and the loss or elimination of certain lower margin customers. International operations accounted for 20.1% of consolidated net sales, or $224,720,000 in the three months ended October 31, 1998 and 17.9% of consolidated net sales, or $175,591,000 in the same period last year and 20.0% of consolidated net sales, or $668,372,000 for the nine months ended October 31, 1998 compared to 18.5% of net sales, or $523,524,000 for the same period last year. This growth is primarily attributable to expansion in Germany, Italy, Ireland, and Switzerland and strong internal growth in France.

  Gross Profit. Cost of sales includes merchandise, occupancy and delivery costs. Gross profit as a percentage of sales was 23.4% for both the three months ended October 31, 1998 and for the same period last year compared to 23.3% and 23.5% for the respective nine-month periods. The gross profit percentage reflects increased gross profit margins in the domestic office products business primarily attributed to enhanced supplier programs, offset by lower gross profit margins in the services segment and international operations. The decrease in the services segment gross profit margins is primarily attributable to consolidation costs and increases in driver and vehicle related costs. The decrease in the international gross profit margins primarily reflects the expansion in Switzerland and Italy and increased sales in France, all of which have lower gross profit margins on their product mix (primarily computer supplies and desktop software compared to the product mix traditionally sold by the Company, and lower gross profit margins in the United Kingdom due to continued inefficiencies resulting from facility and system integration and the addition of certain lower margin accounts.

  Warehouse Operating and Selling Expenses. Warehouse operating and selling expenses primarily include labor and administrative costs associated with operating regional warehouses and sales offices, selling expenses, including commissions related to the Company's direct sales force, and warehouse consolidation and relocation costs and expenses. Warehouse operating and selling expenses as a percentage of sales decreased slightly to 16.5% for the three months ended October 31, 1998 from 16.6% for the same period last year and decreased to 16.4% from 17.1% for the respective nine-month periods. The improvement in operating expenses as a percentage of net sales primarily reflects the Company's efforts to leverage and streamline its operations, including the elimination of redundant facilities and positions.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses include the central expense incurred to provide corporate oversight and support for regional operations, goodwill amortization and certain depreciation. Consolidated corporate general and administrative expenses increased to 3.2% of net sales in the three months ended October 31, 1998 from 2.7% in the three months ended November 1, 1997 and increased to 3.1% of net sales from 2.9% for the respective nine-month periods. Consolidated corporate general and administrative expenses increased to $35,227,000 in the three months ended October 31, 1998 from $26,865,000 in the three months ended November 1, 1997 and to $102,100,000 from $82,577,000 for the respective nine-month periods reflecting increased support for the Company's expanded operations, including management additions, increased depreciation primarily from information system investments and increased goodwill primarily from the DDI acquisition.

  Operating Profit. Consolidated operating profit increased to $42,167,000 or 3.8% of net sales, for the three months ended October 31, 1998 from $40,109,000, or 4.1% of net sales, in the same period last year. Consolidated operating profit increased to $129,455,000, or 3.9% of net sales, for the nine months ended October 31, 1998 from $97,542,000, or 3.4% of net sales, in the same period last year. Excluding the efect of the merger and other nonrecurring charges of approximately $847,000 in the third fiscal quarter of 1997, operating profit for the product distribution segment increased to $41,263,000, or 4.4% of product distribution net sales, in the three months ended October 31, 1998 from $34,042,000, or 4.4% in the three months ended November 1, 1997, and increased to $128,172,000, or 4.6% from $79,636,000, or 3.6% for the corresponding nine-
month periods. The increase in operating profit as a percentage of net sales for the product distribution segment primarily reflects successful consolidation of operations which decreased expenses and continued focus on enhanced supplier programs. Operating profit for the services segment of $903,000, or 0.5% of services net sales, in the three months ended October 31, 1998 compared to operating profit of $6,914,000, or 3.3% in the three months ended November 1, 1997, and operating profit decreased to $1,283,000, or 0.2% of services net sales, from $19,087,000, or 3.0% in the corresponding nine-month periods. The decrease in operating profit as a percentage of net sales for the services segment reflects lower than expected performance at several delivery locations, expenses related to integration projects, enhanced employee benefit plans, and investments to hire and relocate many new members of the management team, partially offset by cost savings from the elimination of redundant personnel. Operating profit for international operations remained constant at 2.2% of international net sales in both the three months ended October 31, 1998 and the three months ended November 1, 1997, and to 2.4% from 1.4% in the respective nine-month periods, primarily reflecting improved performance in Australia and Italy, partially offset by reduced operating profits in the United Kingdom reflecting business disruptions from consolidation efforts.

  Net Interest Expense and Other. Net interest expense and other of $23,424,000 in the three months ended October 31, 1998 increased from $10,054,000 in the three months ended November 1, 1997 and to $58,002,000 from $28,537,000 in the respective nine-month periods primarily due to issuance of the new $350,000,000 9 5/8% Notes and increased borrowings under the new Senior Secured Credit Facility to fund the repurchase of common stock.

  Gain on Sale of Marketable Securities. The gain on sale of marketable securities of $6,273,000 during the three months ended October 31, 1998 reflects net cash proceeds of $21,110,000 offset by the cost of the marketable securities of $14,837,000.

  Minority Interest. Minority interest expense of $678,000 in the three months ended October 31, 1998 compares to minority interest income of $145,000 in the three months ended November 1, 1997, and expense of $1,635,000 compares to income of $1,668,000 in the corresponding nine-month periods. Minority interest for the current year reflects a 47.6% minority interest in Corporate Express Australia and in the prior period minority interest also reflects a 49.0% minority interest in Corporate Express United Kingdom through June 1997.

  Extraordinary Item. The extraordinary loss of $5,581,000, net of tax of $3,568,000, in the nine months ended October 31, 1998 represents the cost of early repayment of the 9 1/8% Senior Subordinated Notes Series B due 2004 and the first quarter write-off of deferred financing costs related to the early extinguishment of the Company's former Senior Credit Facility.

  Net Income. Net income of $13,106,000 in the three months ended October 31, 1998 compared to $17,487,000 for the three months ended November 1, 1997 and excluding the extraordinary item, was $41,192,000 compared to $42,162,000 in the corresponding nine-month periods. Including the extraordinary item, net income of $35,611,000 in the nine months ended October 31, 1998 compared to $42,162,000 for the nine months ended November 1, 1997. The increase in the effective tax rate primarily reflects increased amortization of non-deductible goodwill and the absence of operating loss carryforwards which were recorded in prior year periods.

  Other. Goodwill at October 31, 1998 of $941,640,000 increased from $905,102,000 at January 31, 1998 reflecting net additions from acquisitions offset by current year amortization.

  The inventory balance at October 31, 1998 of $280,081,000 increased $28,973,000 from $251,108,000 at January 31, 1998 as a result of acquired inventories and inventory growth to support increased sales and the expanded catalog offering.

  Accrued purchase costs at October 31, 1998 of $8,811,000 decreased by $567,000 from the January 31, 1998 balance of $9,378,000 reflecting acquisition additions of $1,998,000 and usage of $2,565,000.

  The accrued merger and related costs balance at October 31, 1998 of $7,229,000 decreased by $8,283,000 from the January 31, 1998 balance of $15,512,000 reflecting current period usage.


LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company has financed its operations through internally generated funds and borrowings from commercial banks and has financed its acquisitions through the use of such funds and the issuance of equity and debt securities.

  On December 9, 1998, the Company announced its intention to initiate a restructuring plan that includes a net reduction of approximately 1,700 employees across all business functions, or approximately 6% of the total workforce, and the closure or consolidation of more than 100 facilities. As a result of the restructuring, the Company estimates that it will record a pre-tax restructuring charge of approximately $65 - $75 million. Approximately 30% of the restrucuturing charge is expected to reflect non-cash items. The Company has finalized most aspects of its restructuring plan and expects to finalize any remaining aspects during January 1999. Execution of the restructuring plan is not expected to have any effect on any material company agreements or debt instruments. Additionally, the Company announced that it had begun to explore a number of options to lower its stake in the Delivery business. The Company also announced it has held discussions with financial sponsors relating to consideration of a tender for a significant portion of the Company's stock. The transaction that is currently being evaluated would not increase the Company's outstanding debt.

  The Company's Board of Directors has authorized the repurchase of shares of common stock from time to time in open market transactions at prevailing prices. Financing for such purchases is available through the Senior Secured Credit Facility (described below), as well as from cash flow from operations. In addition to the 35,000,000 shares repurchased on April 10, 1998 (described below), the Company has repurchased through December 4, 1998, approximately 4,636,000 shares in total, of which 4,206,000 shares were purchased in the third fiscal quarter of 1998.

  On April 10, 1998, the Company closed the Dutch Auction tender offer it commenced on February 5, 1998, and purchased 35,000,000 shares tendered at a price of $10.75 per share. The Company funded the purchase of such shares and the payment of related fees and expenses through its new $1.0 billion Senior Secured Credit Facility. This Senior Secured Credit Facility consists of a $250,000,000 seven-year term loan and a $750,000,000 five-year revolving credit facility. The Senior Secured Credit Facility is guaranteed by substantially all domestic subsidiaries of the Company and is collateralized by all tangible and intangible property of the guarantors including inventory and receivables. At the borrower's option interest rates are at a base rate or a Eurodollar rate plus an applicable margin determined by a leverage ratio as defined in the loan agreements. The term loan's interest rate ranges from 0.25% to 0.75% above the revolving loan interest rate. The Company is subject to usual covenants customary for this type of facility including financial covenants. The available funds may be used for general corporate purposes including permitted acquisitions and permitted share repurchases. As of December 4, 1998, the Company had $530,092,000 outstanding under the Senior Secured Credit Facility and an unused borrowing capacity of $468,685,000 (reflecting the October 26, 1998 and the July 27, 1998 principal payments on the term loan totalling of $1,250,000, which is a permanent reduction to the facility). The Company is in compliance with all debt convenants under the Senior Secured Credit Facility.

  On April 22, 1998, the Company's previous Senior Credit Facility was replaced and paid in full with proceeds from the new Senior Secured Credit Facility. Approximately $1,810,000 of deferred financing costs related to the previous Senior Credit Facility were expensed in the first quarter of fiscal 1998 and are shown as an extraordinary item of $1,104,000, net of tax of $706,000.

  On May 29, 1998, CEX Holdings, Inc. a wholly-owned Subsidiary of the Company issued at par $350,000,000 principal amount of unsecured 9 5/8% Senior Subordinated Notes due 2008 (the "9 5/8% Notes"). The notes are guaranteed by all material domestic subsidiaries of the Company and are subordinated in right of payment to all senior debt which totaled approximately $547,609,000 at October 31, 1998. On or after June 1, 2003 through maturity, the notes may be redeemed at the option of the Company, in whole or in part, at redemption rates ranging from 104.813% to 100%. At any time on or before June 1, 2001, the Company may redeem up to 35% of the notes with the net cash proceeds of one or more public equity offerings at a redemption price equal to 109.625% of the principal amount thereof, subject to certain restrictions. Semi-annual interest payments are due on June 1 and December 1 commencing on December 1, 1998. A portion of the proceeds from the sale of these notes was used to repay prior to maturity substantially all of the $90,000,000 9 1/8% Senior Subordinated Notes Series B due 2004 (the "9 1/8% Notes") and to repay $245,000,000 on the Senior Secured Credit Facility. As a result of the early extinguishment of the 9 1/8% Notes, the Company recorded an extraordinary loss of $4,477,000, net of tax of $2,862,000, in the second quarter of fiscal 1998. The Company settled an interest rate hedging contract based on $300,000,000 of U.S. Treasury notes related to the completed offering of the 9 5/8% Notes. The cost of the settlement of the contract was $7,271,000 and will be amortized over the ten-year term of the 9 5/8% Notes, bringing the effective interest rate of the debt instrument to 9.83%. On November 6, 1998, CEX Holdings, Inc. commenced an exchange offer pursuant to which the 9 5/8% Notes would be exchanged for substantially similar notes which have been registered under the federal securities laws. The exchange offer is scheduled to expire on December 15, 1998, unless extended.

  The Company does not enter into financial instrument contracts for trading or speculative purposes. The counterparties to all contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. The Company has no financial instrument contracts currently outstanding.

  During the nine months ended October 31, 1998, the Company had net capital expenditures (defined as capital expenditures less proceeds from sale of assets) of $68,794,000 for computer systems and software, warehouse reconfigurations, telecommunications equipment, delivery vehicles, leasehold improvements and investments in facilities. The Company continues to invest in advanced facilities, the development of its proprietary computer software, and the upgrade of its computer systems.

  The Company expects net capital expenditures for fiscal 1998 of approximately $80,000,000 comprised of approximately $59,000,000 for upgrading and enhancing its information systems and telecommunications equipment and approximately $21,000,000 for warehouse reconfiguration and equipment. Actual capital expenditures for fiscal 1998 may be greater or less than expected amounts.

  Significant uses of cash in the nine months ended October 31, 1998 were as follows: repurchase of common stock of $427,282,000, net capital expenditures of $68,794,000, cash paid for acquisitions of $31,978,000, debt issuance costs of $32,632,000, net payments on lines of credit of $37,929,000 and other uses of $1,959,000, partially offset by net proceeds from debt of $486,431,000, operating activities of $95,116,000, and cash proceeds from the sale of marketable securities of $21,110,000 and other sources of $4,893,000.

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


IMPACT OF THE YEAR 2000 ISSUE

  The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, those programs could cause date-related transaction miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

  The Company's ISIS computer software has been designed with the Year 2000 issue in mind, and the Company believes it is Year 2000 compliant. However, Corporate Express utilizes many different systems and software programs to process and summarize business transactions. The Company is continuing to evaluate its various operating systems to determine the additional remediation efforts required to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Company has substantially completed several initiatives of its Year 2000 program including an enterprise-wide awareness and assessment, a detailed inventory, and its compliance strategy. This assessment has revealed that remediation efforts required will vary from system to system. For example, it appears some systems will not require any additional programming efforts, while others may require significant programming changes.

  The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company believes, because of its large, diverse customer base, that potential Year 2000 problems on the part of a customer will not be material to the Company. However, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted, that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

  For those systems identified as non-compliant, the Company has begun and, in certain cases, completed remediation efforts. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The total estimated cost of the Year 2000 project is estimated to be between $6,000,000 and $8,000,000 and is being funded through operating cash flows. These costs are not expected to be material to the Company's consolidated results of operations. Of the total project cost, approximately $2,000,000 is attributable to the purchase of new software or equipment which will be capitalized. The remaining $4,000,000 to $6,000,000 will be expensed as incurred. In a number of instances, the Company may decide to install new software or upgraded versions of current software programs which are Year 2000 compliant. In these instances, the Company may capitalize certain costs of the new system in accordance with current accounting guidelines. As of October 31, 1998, the Company spent approximately $2,500,000 on its Year 2000 remedial efforts, of which $500,000 relates to capitalizable software or equipment and $2,000,000 relates to costs which have been expensed as incurred.

  The Company presently believes that, with modifications to existing software and conversions to new software for those sites which it believes may be affected, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company. The Company plans to evaluate, and develop as necessary, contingency plans to handle unresolved Year 2000 issues. For example, the Company believes that it currently has alternative sources for most of its suppliers. In addition, the Company believes it could temporarily revert to manual systems to process many of the transactions that it normally handles by computerized processes although at substantially reduced volume.

  Total costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Pursuant to Regulation S-K, registrants are required to disclose certain information about market risk. The Company is primarily exposed to currency exchange-rate risk with respect to its transactions and net assets denominated in Canadian and Australian Dollars, U.K. Pound Sterling, French Francs, German Marks, Irish Pounds, Swiss Francs and Italian Lira. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash inflows resulting from transactions with foreign customers and suppliers denominated in foreign currencies may be adversely affected by changes in currency exchange rates. Based on debt balances at October 31, 1998, a hypothetical 10% change in the Company's weighted average interest rate on its variable rate debt would have an immaterial effect on the Company's fiscal 1998 pretax earnings and on the fair value of the Company's fixed-rate financial instruments.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         As set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, shareholder proposals must be received at the Company's headquarters on or before January 29, 1999 in order to be included in the proxy materials relating to the next Annual Meeting of Shareholders to be held in 1999.

         In accordance with recent amendments to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, if a shareholder intends to present a proposal at the 1999 Annual Meeting of Shareholders and does not notify the Company of such proposal on or before April 21, 1999, then management proxies will be permitted to use their discretionary voting authority to vote on the proposal if the proposal is raised at the 1999 Annual Meeting of Shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

              Form 8-K/A filed on October 23, 1998.

              Form 8-K filed on November 4, 1998.

                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CORPORATE EXPRESS, INC.



                                              By:  /s/ Sam R. Leno
                                                   ------------------
                                                   Sam R. Leno
                                                   Executive Vice President
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer
Date: December 14, 1998                             and Duly Authorized Officer)