Form 10-K
period 1999-01-30
CORPORATE EXPRESS INC
filed 1999-04-27
CIK 878130

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13
                                OR 15(D) OF THE



                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended January 30, 1999
                                      OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION
                              13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                         FOR THE YEAR ENDED _________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant at April 8, 1999 was approximately $457,114,455.

    The number of shares outstanding of the registrant's Common Stock as of April 8, 1999 was 104,153,179.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:

Part III - The Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the fiscal year.

                            Corporate Express, Inc.
                          Annual Report on Form 10-K
                      For the year ended January 30, 1999
                               TABLE OF CONTENTS

 ITEM                                                                                                                   PAGE
NUMBER                                                                                                                 NUMBER
------                                                                                                                 ------
                                                    PART I
1.   Business .........................................................................................................   1

2.   Properties .......................................................................................................   8

3.   Legal Proceedings ................................................................................................   9

4.   Submission of Matters to a Vote of Security Holders ..............................................................   9

                                                    PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters ............................................  10

6.   Selected Consolidated Financial Data .............................................................................  10

7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ............................  12

7A.  Quantitative and Qualitative Disclosure About Market Risk ........................................................  25

8.   Financial Statements and Supplementary Data.......................................................................  26

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .............................  74

                                                    PART III

10.  Directors and Executive Officers of the Registrant................................................................  74

11.  Executive  Compensation ..........................................................................................  74

12.  Security Ownership of Certain Beneficial Owners and Management ...................................................  74

13.  Certain Relationships and Related Transactions....................................................................  74

                                                     PART IV

14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.................................................  74

15.  Signatures........................................................................................................  77

                                    PART I
                                    ------

ITEM 1. BUSINESS

OVERVIEW

  Corporate Express, Inc. ("Corporate Express" or the "Company") is one of the world's leading providers of office products and other non-production goods and related services to corporations and organizations that value innovative procurement solutions. The Company has grown primarily through acquisitions from a regional operation in Colorado to a large, multi-national enterprise with locations throughout the United States and numerous international markets. The Company was incorporated in Colorado in 1985.

  The Company believes that its business model reflects a unique strategy of non-store retailing. The Corporate Supplier business model focuses on providing a broad array of consumable office and computer products and other non-production goods and related distribution services to customers, while providing a high level of customer sevice and reducing the customer's overall procurement costs. The Company's product offerings currently include: office and computer supplies, office furniture, imaging and computer graphic supplies, desktop computer software, printed custom business forms and pressure-sensitive label products, forms management services, advertising specialties, and janitorial and cleaning supplies. In January 1999, the Company announced a plan to divest all or substantially all of its same-day delivery business. The same-day delivery business is a separate service business acquired by the Company in 1996, and its disposition will not affect delivery of the Company's office and other products to customers. The Company also has announced it is involved in negotiations to sell all or a majority stake in its regional janitorial and cleaning supplies business. There can be no assurance that either of these transactions will be completed on terms favorable to the Company if at all.

  Corporate Express markets to existing and prospective customers through a direct sales force and delivers its products and services, using nearly 300 worldwide locations, including over 88 distribution facilities and a fleet of approximately 1,000 product delivery vehicles excluding the facilities and vehicles used in its discontinued operations. The delivery of the Company's products will not be affected by the disposition of the Company's same-day delivery business.

  The Company intends to grow future revenues, primarily through internal sales growth. The Company plans to increase sales to existing customers by cross-selling its multiple product and service offerings and by developing existing customers into multi-regional, national or international accounts. The Company seeks to attract new customers, including national and international accounts, through its marketing efforts and the use of its direct sales force, along with exploring ways to further increase its web-based electronic commerce sales. The Company's target customers are typically large corporations and organizations with over 100 employees and the Company believes that large corporations increasingly seek to reduce their cost of procuring non-production goods and services, including the time and effort spent managing functions that are not considered core to their operations. Corporate Express believes that large corporations seek to reduce their number of suppliers, consolidate their purchasing power, and eliminate the internal costs associated with multiple invoices, multiple deliveries, complex and varied ordering procedures, uneven service levels and inconsistent product availability. Many large corporations operate from multiple locations and can benefit from selecting suppliers who can service them in many of their locations.

INDUSTRY OVERVIEW

  In many of the Company's business sectors, including consumable office and computer products, office furniture and desktop software, competition is fragmented and includes many alternative providers. The Company believes that the desire of large corporations and organizations to reduce their procurement costs by decreasing their number of suppliers to a small group of reliable and cost-effective partners will continue to spur a consolidation of suppliers within many of these product segments.

  The Company currently operates in four primary product categories: (i) North America office products (which includes office and computer supplies, office furniture, custom business forms and pressure-sensitive labels and forms management, and imaging and computer graphic supplies); (ii) International office products (excludes Canada); (iii) desktop software; and (iv) other products and services (which include advertising specialties and promotional products, janitorial and cleaning supplies and certain call center services). Financial information concerning the Company's reportable segments is contained in Note 16 to the Company's consolidated financial statements appearing elsewhere in this Form 10-K.

  The office products industry consists primarily of companies that operate in one or more of three broad sales channels: the contract stationer (or contract distribution) channel, the direct marketing channel and the retail channel. Contract distributors typically serve large and medium-sized business customers through the use of a product catalog and a direct sales organization and typically stock certain products in distribution centers and deliver these products to customers the next business day. The major contract stationers carry a significant proportion of their merchandise in-stock, relying only upon wholesaler intermediaries for inventory backup and increased product breadth, while smaller contract distributors carry a much smaller portion of their merchandise in stock. Direct marketers of office products typically target small business customers and home offices. While their procurement and order fulfillment functions are similar to contract stationers, direct marketers rely almost exclusively on catalogs and other direct marketing programs, rather than direct sales forces, to sell their products, and generally use third parties to deliver products. Office product retailers typically serve smaller businesses, home offices and individuals. Over the last decade, this retail channel has undergone significant change, primarily as the result of the emergence of office products superstores. The Company believes that every major metropolitan area in the U.S. is now served by at least one office products superstore. Changes within these broad sales channels have obscured certain lines between them. Several major industry participants operate across these channels.

  The non-store office products distribution industry in the U.S. has been rapidly consolidating and undergoing other significant changes. As a result of consolidation, the number of independent, midsize office products contract distribution companies (those with annual sales of more than $15 million) has declined significantly. Large companies (including the Company) serving a broad range of customers have acquired many of these smaller businesses. As the office products industry continues to consolidate, the Company believes that many of the remaining smaller office products distribution companies will be unable to compete due, in part, to their inability to purchase products at favorable prices or provide all of the services customers require. The Company expects that these independent businesses will be acquired by larger companies or will cease to operate.

  In addition to its office and consumable computer products line, the Company's other product lines include desktop software distribution, advertising specialties, promotional products, and janitorial and cleaning supplies. Companies in the desktop software distribution industry provide their corporate customers with a wide array of personal computer and network software titles on a shrink-wrapped and volume license basis. Net revenue includes the sale of shrink-wrapped product and the sale of licenses for the use of software produced by Microsoft and other major software publishers. The Company's other product distribution business lines are also large markets served by many large and small competitors.

  The office products business in most major international markets is following similar trends to those seen in the U.S. in recent years. The industry in overseas markets is fragmented and is being consolidated by major office products distributors, including Corporate Express. As in the U.S., large contract stationers are establishing customer relationships with medium and large corporations that are seeking to lower the cost of procurement for consumable office supplies. In the case of smaller customers, the direct mail-order marketing segment is developing in global markets, especially in Europe. The retail superstore concept in evidence in the U.S. is not as widely accepted in international markets, due to the high cost of real estate in major global markets, slower development of small offices/home offices and strong ties between small end users and traditional small retail dealers. In addition, there is growing interest, particularly in European markets, in multi-national relationships between large global corporations and the major contract stationers with international operations, such as the Company.

  The Company's discontinued operations operate in the same-day delivery industry. This industry offers a variety of customized transportation and distribution services for corporate customers with time-sensitive pickup and delivery requirements, such as regularly scheduled replenishment deliveries and door-to-door courier deliveries.

PRODUCTS AND REGIONS OF OPERATION

  The Company's principal product offerings include office and computer supplies, office furniture, imaging and computer graphic supplies, computer desktop software, printed custom business forms and pressure-sensitive label products, forms management services, advertising specialties, and janitorial and cleaning supplies. Name brands offered by the Company include 3M, Microsoft and Hewlett-Packard, as well as the Company's own "EXP" private label. The Company's operations are extensive throughout North America, Europe and the Southern Pacific (Australia and New Zealand). The approximate percentages of the Company's net sales by product category and by geographical segments for the past three years are as follows:

                                                 Fiscal Year
                                           --------------------
                                           1998    1997    1996
                                           ----    ----    ----
     Operating segments:
     ------------------
     North America Office Products         60.6%   62.8%   63.1%
     International Office Products         16.2%   14.4%   14.4%
     Desktop Software Distribution         15.5%   13.8%   12.5%
     Other Products and Services            7.8%    9.2%   10.3%
     Intersegment eliminations            (0.1)%  (0.2)%  (0.3)%
                                          -----   -----   -----
       Total                              100.0%  100.0%  100.0%

     Geographical segments:
     ---------------------
     U.S.                                  75.0%   76.3%   76.8%
     International                         25.0%   23.7%   23.2%
                                          -----   -----   -----
       Total                              100.0%  100.0%  100.0%

MERCHANDISING STRATEGY

  The Company's domestic merchandising strategy is based primarily on the merchandise offerings featured in the Company's proprietary, full-color Office and Computer Products Catalog, various specialty catalogs, and electronic catalogs. In 1998, the Company expanded the depth and breadth of the selection and variety of the products offered in its primary catalog offering. The primary Office and Computer Products Catalog in both printed and electronic versions provides a comprehensive selection of more than 10,000 items in the core categories of office and computer supplies. The Company maintains a large majority of these items in inventory in its regional warehouses with the remaining items available through its wholesale distribution channel, all for next-day delivery by the Company's fleet of delivery vehicles. This merchandising strategy differs from that of traditional contract stationers which typically provide their customers with wholesaler-produced catalogs and maintain a smaller portion of that product assortment on hand.

  The Company has introduced its Office and Computer Products Catalog in all of its United States regions and has introduced similar country-specific versions of the Catalog in Canada, Australia and the United Kingdom. An additional selection of specialty computer and imaging supplies, computer software, furniture and other items are featured in various Company specialty catalogs. The Corporate Express catalog contains registered trademarks, service marks and logos of the Company and copyright notices to protect its proprietary nature.

  The number of office supply items found in the expanded Office and Computer Products Catalog is greater than that found in a typical office products superstore, and the merchandise mix is different. Products are selected for inclusion in the catalog utilizing computerized sales trend analyses to determine the best-selling items and needs of the large corporate customer. For example, the Company increased the number of products included in the 1998 catalog in response to customer requests for an expanded product assortment. The printed version of the Office and Computer Products Catalog is updated and produced annually to account for new sales trends, new product introductions and changes in manufacturers' list prices. The electronic version of the Company's catalogs are updated frequently to reflect new products and prices. The Office and Computer Products Catalog and other specialty catalogs each includes full-color photographs and product descriptions that emphasize the particular benefits and features of the items. In connection with its internet E-Way sales, the Company also offers various electronic versions of its Office and Computer Products Catalog and other product offerings complete with pictures and custom pricing.

  The Company seeks to continually reduce its merchandise and operating costs, enabling it to offer its customers competitive prices. By purchasing a large majority of its products directly from manufacturers in large volume and limiting the number of manufacturers represented in its Office and Computer Products Catalog and other specialty catalogs, the Company is able to obtain volume discounts and allowances from its vendors.


DISTRIBUTION FACILITIES

  The Company's distribution network consists of warehouses located throughout the United States, Canada and other countries that maintain significant inventory for resale and distribution breakpoints and satellite sales offices which extend the Company's geographic coverage. Pursuant to its restructuring plan announced in December 1998, Corporate Express is accelerating the planned consolidation and elimination of redundant facilities in the United States and abroad that were acquired as part of prior acquisitions, although there can be no assurance that it will be successful in doing so. In its office products business, the Company typically operates from a single regional distribution center which generally supports multiple distribution breakpoints and satellite sales offices. Generally, items stocked in these regional office products' distribution centers consist of the most commonly ordered items for which customers demand next-day delivery through Corporate Express office products division's vehicles.

MARKETING

  The Company markets and sells a broad range of products and services directly to business customers around the world, including a majority of Fortune 500 companies. The Company provides its customers with a single-source solution for purchasing office products and other non-production goods and services. The Company designs and offers customized merchandise and service packages tailored to each customer's specific needs, so customers can order and receive their goods and services when, where and how they want them.

  The Company's Corporate Supplier strategy is designed to reduce its customers' aggregate costs, including their internal operating costs incurred in managing the procurement of non-production goods and services. The key elements of the Corporate Supplier model are a broad offering of products and services, global coverage for selected products and services, a comprehensive distribution and logistics network, information systems that integrate the complete product and service offering while linking suppliers to customers, and procurement management and consulting for customers. The Company believes that customers value its broad product offerings, as well as its extensive geographic coverage and delivery capabilities. The Company also believes that its customers value the high level of service the Company provides through its account relationship managers, electronic interfaces, customized pricing, broad product assortment and availability, and customized reporting.

  The Company uses its purchasing power to buy in volume directly from manufacturers, which allows the Company to pass on cost savings to its customers and offer significant discounts from the manufacturer's suggested list prices on many products. Prices for some high volume items are often established by competitive bidding. As is typical within the industry generally, the Company's revenues are derived from a combination of non-contract customers and customers with contracts or informal agreements of varying duration, in certain cases terminable upon short notice. The Company has long standing relationships with many of its major customers and a broad customer base. The Company believes that no single customer accounted for more than one percent of total sales during fiscal 1998.

  The Company markets and sells its products and services to both contract and non-contract business customers through a network of national account managers and local employee sales representatives. The primary responsibility and priority of the national account managers is to acquire, retain and increase sales of the Company's wide array of products and services to large, multiple location customers. All account managers are supported by a company-wide network of personnel and resources, including information technology resources. The Company's local sales force is generally commission-based and is organized within each of the Company's major product categories. The Company believes that this structure maximizes the productivity as well as the product and service knowledge of its sales force. The Company is focusing on expanding its national account customer base to increase the cross-selling opportunities among the Company's various product lines.

  Generally each office products customer is assigned an account manager, who maintains regular contact with the customer. Account managers have the primary responsibility for maintaining customer satisfaction, resolving any potential customer issues and increasing the Company's sales to each account. Account managers are also assigned a list of prospective customers for whom the account manager takes responsibility in directing all marketing efforts. Additional responsibilities of the account managers include designing and implementing customized merchandise and service packages for each of their accounts as well as responding to all special service requests.

  The Company believes its company-wide sales network and related capabilities offers the customers value-added benefits, which include: high quality logistics and distribution support covering all of North America and 10 foreign countries; procurement analysis and process consultation to reduce supply chain management costs; customized ordering tools and techniques; quarterly reviews of contract performance and customer satisfaction; innovative products and services to streamline business operations; information systems that support consistent billing and usage reports throughout North America; and cost saving customer interface and product selection tools, including internet ordering and electronic commerce.

COMPUTER SOFTWARE APPLICATIONS

  Corporate Express continues to make substantial investments in the development and enhancement of its computer software applications. During 1998, the Company continued to add national account customers which utilize its ISIS computer software and expanded the use of the internet version of E-Way, its electronic commerce, ordering and fulfillment system. The Company is exploring ways to further increase its web-based electronic commerce capabilities. The integrated divisional version of the ISIS software continues to be developed and is currently in test mode at a few domestic office product divisions. The Company plans to implement ISIS in two additional locations during 1999 and continue its rollout in North America over the next few years.

  Key features of the ISIS system are the use of three-tier client server architecture that allows customers and suppliers to better communicate with Corporate Express, object oriented design techniques, and a relational database designed to handle customer inquiry, data warehouse and management information applications. Through the implementation of these enhanced systems, Corporate Express plans to make its products and services available to a broader range of customers through its Corporate Supplier business model and to further customize customer services and account information while lowering the customer's overall procurement cost.

  The Company expects to continue to make enhancements and modifications to its computer systems on a selective basis. Such modifications may cause disruptions in operations, delay the integration of acquisitions, or cost more to design, implement or operate than expected. Any such disruptions, delays or costs could have a material adverse effect on the Company's operations and financial performance.

STRUCTURE AND INTEGRATION OF ACQUISITIONS

  The Company has historically grown through numerous acquisitions of small office products and service companies which generally have annual sales of less than $30 million. During 1998, the Company focused less on acquisitions and began its transition to an operating company focused primarily on internal growth.

  The Company generally seeks to increase the sales, profitability and asset productivity of its acquisitions by combining them with the Company's existing operations, implementing the Company's business model and eliminating redundant facilities. Integration of acquisitions is often a complex process which may entail material nonrecurring expenditures, including facility closing costs, warehouse consolidation expenses, asset write-downs and severance payments. Integration of acquisitions generally involves the following elements:

     Elimination of Redundant Facilities and Services. In cases where acquired companies have facilities, systems and administrative functions in the Company's existing markets, these operations are generally eliminated or consolidated with the Company's existing operations. The Company is expanding its consolidation efforts as part of the restructuring program it began in the last quarter of 1998 fiscal year.

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

     Implementation of Computer Software. Acquired product distribution companies are generally incorporated into the Company's computer software environment, including EDI, common master item files, national accounts software and customer ordering, inventory management software, etc. Certain elements of these implementations are expected to coincide with the planned installation of the Company's next generation of computer software. (see "Computer Software Applications").

     The consolidation, centralization and integration of widely dispersed businesses using many different systems involve a number of special risks, including adverse effects on the Company's reported operating results, the diversion of management's attention, the dependence on retention, hiring and training key personnel, the amortization of acquired intangible assets and risks associated with unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on the Company's operations and financial performance.

INTERNATIONAL ACQUISITIONS

     During fiscal 1998 and 1997, the Company completed numerous small acquisitions to expand or establish operations, mostly in Canada and certain European countries. The Company may enter additional international markets in the future, although it currently has no specific plans for such expansion. The Company has typically retained existing management and information systems in its international acquisitions. The Company has and will seek to implement appropriate aspects of its business model in its international operations, including creating in-stock catalogs, consolidating warehouses, upgrading information systems, acquiring companies offering complementary products and services, while focusing on larger customers and developing national and international accounts. Portions of the business model have been implemented in Canada, Australia and the United Kingdom.


COMPETITION

       All of the Company's operations face intense competition. The Company's principal competitors in North America for office supplies and computer products include both regional and national contract stationers (including the contract stationer operations of office products superstores), large direct resellers, privately-held companies that generally operate in only one location, and distributors of business software and supplies for personal computers. In certain of its business segments the Company may have various other large and small competitors. The software distribution segment is highly competitive and is vulnerable to margin pressures due in part to the powerful industry position of the major software publishers. In Europe and Australia, the Company's competitors include primarily local and regional contract stationers and, to a limited extent, national and multi-national contract stationers. In the discontinued same day delivery services sector, there are numerous competitors in each market, certain of which have service capabilities which are similar to the Company's and others which provide different types or levels of service.

     Each of the Company's major product and service categories are a part of fragmented industries which have experienced and continue to experience a trend toward consolidation. Although the Company believes its pricing is competitive, the Company also seeks to differentiate itself from its competitors in each of its major product and service categories through its information technology, product assortment, service offerings and breadth of capabilities. Some of the Company's competitors have greater financial resources than the Company. However, the Company believes that its Corporate Supplier business model differentiates the Company from its competitors by offering, through a single source, a unique selection of products and services for large corporate customers.


EMPLOYEES

     As of January 30, 1999, the Company, had approximately 25,700 full-time employees including approximately 11,100 employees of its same-day delivery services. Excluding employees in the discontinued same-day delivery business, the Company's employees include 3,000 employees primarily employed in management and administration, 6,200 in regional warehouses and distribution operations and 5,400 in sales and marketing, order processing and customer service. Approximately 75% of these non-delivery services' employees are in the U.S.,

12% are in Europe, 6% are in Canada and 7% are in the Southern Pacific (Australia and New Zealand). As of January 30, 1999, approximately 800 of the Company's non-delivery services' employees were members of labor unions, and less than 50 delivery services' employees were unionized.

ENVIRONMENTAL MATTERS

  The Company's operating subsidiaries are subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water as well as handling and disposal practices for solid and hazardous wastes, or (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances. The Company's custom forms and pressure-sensitive labels businesses operate printing facilities which may generate, or may have generated in the past, hazardous wastes, and the Company operates a fleet of vehicles, the maintenance or fueling of which may also generate hazardous waste.

  The Company is not aware of any environmental conditions relating to present or past waste generation at or from these facilities, or any other of the Company's facilities or operations, that would be likely to have a material adverse effect on the financial condition or results of operations of the Company. However, there can be no assurance that environmental liabilities in the future will not have a material adverse effect on the financial condition or results of operations of the Company.

OTHER DEVELOPMENTS

  In February 1999, the Company announced key initiatives designed to enhance shareholder value by focusing on its core operations, strengthening its financial position and enhancing its competitive position. Management of the Company is conducting, together with two investment banking firms, a comprehensive review of the Company's portfolio of businesses and assets, as well as an evaluation of strategic alternatives. The Company cannot predict the timing of completion of its evaluations, or the possible outcomes, or project any actions that may result. Management of the Company has received certain preliminary reports of its financial advisors, including certain analyses regarding a number and variety of strategic options concerning the Company and its businesses. The Company does not intend or undertake to publish any additional information about the status of its evaluations or the process unless and until the Company enters into a definitive agreement relating to any of the strategic options concerning the Company and its businesses or terminates the evaluations.

  Also, pursuant to the plan to sell all or substantially all of its delivery business, the delivery business is treated as discontinued operations for financial reporting purposes for all fiscal years to reflect such discontinuance.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

  Some of the information presented in this report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's operations will not differ materially from its expectations. Factors that could cause actual results or future events to differ include: inability of the Company to successfully identify and execute strategic transaction(s) that create shareholder value; inability to complete divestitures of the delivery business, the cleaning supplies business or other operations on acceptable terms and on the desired timetable, or at all, or to realize the expected operating and financial benefits of the divestitures; inability to achieve the expected cost reductions and other operating benefits relating to the restructuring plan; inability to successfully integrate acquisitions; inability to realize growth from sales initiatives and increase profitability of the core business and to successfully develop and implement the Corporate Supplier plans; and deterioration in general economic conditions and the corresponding impact on revenues; uncertainties related to legislation with respect to independent contract drivers; uncertainties related to the Company's systems and proprietary software; uncertainties related to Year 2000 compliance, particularly with respect to third party readiness; and uncertainties related to competition and to the demand for the products and services offered by the Company.


ITEM 2. PROPERTIES

  As of January 30, 1999 the Company owned 39 facilities and leased 624 facilities. Of the 663 facilities, one was the corporate headquarters in Broomfield, Colorado, 89 were product distribution warehouses and contiguous administrative offices and 573 were separate sales or administrative offices, delivery facilities or breakpoints. The Company's principal properties are summarized as follows:


                                 Sales, Service
                    Distribution   & Corporate      Total
                      Centers      Facilities     Facilities
                    ------------  -----------  --------------
  United States           47           491            538
  Australia                9            19             28
  New Zealand              4             1              5
  Canada                   6            16             22
  United Kingdom           5            17             22
  France                   1             1              2
  Italy                    3             6              9
  Switzerland              1             -              1
  Ireland                  3             2              5
  Germany                  9            20             29
  Netherlands              1             1              2
                          --           ---            ---
     Total                89           574            663
                          ==           ===            ===

  Included in the United States total of 538 facilities are 274 facilities of Corporate Express Delivery Systems classified as discontinued operations. The Company periodically evaluates the location and efficiency of its facilities to maximize customer satisfaction and increase economies of scale. The Company plans to eliminate redundant facilities such that it typically will operate office and computer supply product distribution from a single regional warehouse with satellite sales offices and distribution breakpoints in each of its regions. The Company also may close, consolidate or relocate regional warehouses, satellite sales offices and distribution breakpoints from time to time.


ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in various legal claims proceedings incidental to the conduct of its business. Management intends to vigorously defend the outstanding claims. The Company believes it has adequately accrued loss contingencies and that, although the ultimate outcome of any claim cannot be predicted, none of these legal proceedings are expected to have a material adverse effect on the financial condition or results of operations of the Company. The Company maintains general liability and business interruption insurance coverage in amounts which it believes to be adequate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CEXP." The following table, adjusted for prior share dividends, sets forth, for the fiscal quarters indicated, the high and low closing sale prices for the Common Stock, as reported by the Nasdaq National Market:

                                                               High    Low
                                                               ----    ----
     Fiscal 1997
          First Quarter                                        18.38    8.38
          Second Quarter                                       17.88   12.63
          Third Quarter                                        22.06   14.06
          Fourth Quarter (two-month period ending 1/31/98)     16.75    8.00

     Fiscal 1998
          First Quarter                                        11.41    8.84
          Second Quarter                                       12.94   10.19
          Third Quarter                                        12.06    9.56
          Fourth Quarter                                       11.06    4.31

  As of March 30, 1999, the Company's Common Stock was held by 781 holders of record.

  The Company has never paid a cash dividend on its Common Stock. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future because it intends to retain its earnings to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other relevant factors. The Company's $1,000,000,000 Secured Credit Facility (the "Senior Secured Credit Facility") prohibits the distribution of dividends without the prior written consent of the lenders and the Indenture governing the 9 5/8% Senior Notes due 2008 (the "9 5/8% Notes") prohibits the Company from paying a dividend which would cause a default under such Indenture or which would cause the Company to fail to comply with certain financial covenants.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data for fiscal 1998 (twelve months ended January 30, 1999), 1997 (eleven months ended January 31, 1998), 1996 (twelve months ended March 1, 1997), 1995 (twelve months ended March 2,
1996), and 1994 (twelve months ended February 25, 1995) have been derived from the Company's consolidated financial statements which have been audited by independent auditors. The selected consolidated financial data for the twelve months ended January 31, 1998 and the eleven months ended February 1, 1997 is derived from unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for these periods. All prior periods have been restated to reflect the Company's same-day delivery business as discontinued operations. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company.


                                                  Twelve Months Ended      Eleven Months Ended
                                               ------------------------  -----------------------
                                               January 30,  January 31,  January 31, February 1,             Fiscal Year
                                                                                                 -------------------------------
                                                   1999        1998         1998        1997        1996        1995       1994
                                               -----------  ----------   ----------  ----------  ----------  ---------- --------
                                                            (unaudited)              (unaudited)
Statements of Operations Data:(1)
  Net sales                                     $3,752,591  $3,050,947   $2,837,111  $2,224,203  $2,438,039  $1,548,175  $924,886
  Cost of sales (2)                              2,875,885   2,313,819    2,155,289   1,695,212   1,853,741   1,180,308   704,127
  Restructuring and merger related inventory
   provisions (3)                                    3,130          --           --          --         --        5,952        --
                                                ----------  ----------   ----------  ----------  ----------  ----------  --------
     Gross profit                                  873,576     737,128      681,822     528,991     584,298     361,915   220,759
Warehouse operating and selling expenses           599,686     511,694      472,213     376,918     416,399     265,521   163,234
Corporate general and administrative expenses       93,753      75,936       71,325      58,005      62,616      37,005    22,275
Amortization of intangibles                         32,626      23,907       22,158      14,520      16,269       7,398     5,439
Restructuring, merger and other nonrecurring
    charges (4)                                     54,805      11,337       11,337       8,407       8,407      23,251        --
                                                ----------  ----------   ----------  ----------  ----------  ----------  --------
    Operating profit                                92,706     114,254      104,789      71,141      80,607      28,740    29,811
Interest expense, net                               75,302      36,099       34,014      17,958      20,045      15,243    15,747
Other income (expense)                               6,212         757          464         (50)        242       1,346       210
                                                ----------  ----------   ----------  ----------  ----------  ----------  --------
    Income before income taxes                      23,616      78,912       71,239      53,133      60,804      14,843    14,274
Income tax expense                                  19,451      34,498       31,509      23,385      26,374       8,746     4,191
                                                ----------  ----------   ----------  ----------  ----------  ----------  --------
    Income before minority interest                  4,165      44,414       39,730      29,748      34,430       6,097    10,083
Minority interest (income) expense                   2,222      (1,862)      (1,319)     (1,314)     (1,860))     1,436        69
                                                ----------  ----------   ----------  ----------  ----------  ----------  --------
    Income from continuing operations                1,943      46,276       41,049      31,062      36,290       4,661    10,014
Discontinued operations, net of tax: (5)
    Income (loss) from discontinued                (17,652)      4,416        3,355       4,645       5,706         890     5,896
      operations
    Loss on disposal                               (52,000)         --           --          --          --          --        --
                                                ----------  ----------   ----------  ----------  ----------  ----------  --------
    Income (loss) from discontinued                (69,652)      4,416        3,355       4,645       5,706         890     5,896
      operations                                ----------  ----------   ----------  ----------  ----------  ----------  --------
Income (loss) before extraordinary item            (67,709)     50,692       44,404      35,707      41,996       5,551    15,910
    Extraordinary item, net of tax (6)              (5,581)         --           --          --          --          --       586
                                                ----------  ----------   ----------  ----------  ----------  ----------  --------
    Net income (loss)                           $  (73,290) $   50,692   $   44,404  $   35,707  $   41,996  $    5,551  $ 16,496
                                                ==========  ==========   ==========  ==========  ==========  ==========  ========
Pro forma net income (loss) (7)                 $  (73,290) $   50,692   $   44,404  $   33,993  $   40,281  $    5,140  $ 15,769
                                                ==========  ==========   ==========  ==========  ==========  ==========  ========

Pro forma net income (loss) per share -
   Basic: (8)
    Continuing operations                       $     0.02  $     0.35   $     0.31  $     0.24  $     0.28  $     0.04  $   0.12
    Discontinued operations                          (0.62)       0.04         0.03        0.04        0.05        0.01      0.08
    Extraordinary item                                (.05)         --           --          --          --          --        --
                                                ----------  ----------   ----------  ----------  ----------  ----------  --------
    Net income (loss)                           $    (0.65) $     0.39   $     0.34  $     0.28  $     0.33  $     0.05  $   0.20
                                                ==========  ==========   ==========  ==========  ==========  ==========  ========

Pro forma net income (loss) per share -
   Diluted: (8)
    Continuing operations                       $     0.02  $     0.34   $     0.30  $     0.23  $     0.27  $     0.04  $   0.11
    Discontinued operations                          (0.61)       0.03         0.02        0.03        0.04        0.01      0.08
    Extraordinary item                                (.05)         --           --          --          --          --        --
                                                ----------  ----------   ----------  ----------  ----------  ----------  --------
    Net income (loss)                           $    (0.64) $     0.37   $     0.32  $     0.26  $     0.31  $     0.05  $   0.19
                                                ==========  ==========   ==========  ==========  ==========  ==========  ========

Balance Sheet Data: (1)
   Working capital                              $  439,068  $  465,977   $  465,977  $  320,605  $  342,909  $  239,767  $153,732
   Total assets                                  2,415,590   2,266,991    2,266,991   1,726,799   1,767,061     943,048   598,866
   Long-term debt and capital lease
        obligations                              1,207,427     758,014      758,014     601,101     626,451     133,228   172,114
   Shareholders' equity and redeemable
       preferred (9)                               444,327     932,433      932,433     667,006     693,607     521,776   259,325

Weighted average common shares outstanding:
   Basic                                           113,080     131,040      131,423     121,612     121,901     104,162    75,400
   Diluted                                         115,401     137,691      137,858     129,749     130,029     110,408    79,026

__________

(1) In January 1999, the Company adopted a plan to discontinue the same-day delivery business; accordingly, all periods have been restated to reflect the same-day delivery business as discontinued operations. The Hermann Marketing, Inc. ("HMI") acquisition (effective January 30, 1997), the Sofco-Mead, Inc. ("Sofco") acquisition (effective January 24, 1997), the United TransNet, Inc. ("UT") acquisition (effective November 8,

     1996), the Nimsa S.A. ("Nimsa") acquisition (effective October 31, 1996), the U.S. Delivery, Inc. ("Delivery") acquisition (effective March 1, 1996), the Richard Young Journal, Inc. ("Young") acquisition (effective February 27, 1996) and the Lucas Bros., Inc. ("Lucas") acquisition (effective November 30, 1993) were accounted for as poolings of interests and, accordingly, their accounts and results are included for all applicable periods, except that the Delivery and UT results are reflected as part of discontinued operations.
(2)  Cost of sales includes occupancy and delivery expenses.
(3) Reflects the write-down to fair market value of certain inventory which the Company decided to eliminate from its product line as a part of restructuring or upon merger.
(4) Restructuring charges in fiscal 1998 primarily reflect planned employee terminations and facility closures and consolidation. Merger and other nonrecurring charges in fiscal 1997 include the acquisition costs incurred by Data Documents Incorporated ("DDI") and certain provisions for reductions in force and facility closures at other locations. Merger and other nonrecurring charges in prior fiscal years relate primarily to the mergers with Sofco, HMI and Nimsa in fiscal 1996, Young in fiscal 1995 and include, among other things, costs to complete the acquisitions, merging and closing redundant facilities, personnel reductions and centralizing certain administrative functions. Merger and other nonrecurring charges related to the Delivery and UT acquisitions are included in discontinued operations.
(5) In January 1999, the Company adopted a plan to discontinue its same-day delivery business and in fiscal 1995, Sofco adopted a plan to discontinue Sofco-Eastern, Inc.
(6) Reflects extraordinary loss related to a write-off of deferred financing costs associated with its terminated and replaced Senior Credit Facility and the cost of early repayment of the 9 1/8% Senior Subordinated Notes Series B, both in fiscal 1998 and extraordinary gain related to the repurchase by the Company of $10 million principal amount of 9 1/8% Series B Senior Subordinated Notes in fiscal 1994.
(7) Pro forma net income reflects the additional taxes that would be incurred to treat a subchapter S acquisition as if the acquired company was a C corporation.
(8) Pro forma net income (loss) per share is calculated by dividing pro forma net income (loss), after preferred stock dividend requirements of Young of $432,000 for fiscal 1994 by basic and diluted weighted common shares outstanding, respectively.
(9) Reflects the fiscal 1998 repurchase of 39,635,681 treasury shares of common stock for a total cost of $427,282,000. Redeemable preferred shares were converted to common stock in fiscal 1994.


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


INTRODUCTION

     In fiscal 1999, the Company announced certain key initiatives designed to enhance shareholder value, strengthen its financial position and improve its competitive position. These initiatives include a business evaluation, the divestiture of certain businesses, an extensive restructuring plan and certain changes to its equity and debt instruments.

          Business Evaluation. Management of the Company is conducting, together with two investment banking firms, a comprehensive review of the Company's portfolio of businesses and assets, as well as an evaluation of strategic alternatives. The Company cannot predict the timing of completion of its evaluations or the possible outcomes or project any actions that may result. Management of the Company has received certain preliminary reports of its financial advisors, including certain analyses regarding a number and variety of strategic options concerning the Company and its businesses. The Company does not intend or undertake to publish any additional information about the status of its evaluations or the process unless and until the Company enters into a definitive agreement relating to any of the strategic options concerning the Company and its businesses or terminates the evaluations.

          Divestitures. In January 1999, the Company adopted a formal plan to sell its same-day delivery business and has accounted for this business as a discontinued operation. Accordingly, the Company has recorded an estimated loss on disposal of $52,000,000, net of tax. In addition, the Company is involved in negotiations to sell all or a majority stake in Sofco, its regional cleaning and service supply business. There can be no assurance that either of these transactions will be completed on terms favorable to the Company or at all.

          Restructuring Plan. In January 1999, the Company approved a global restructuring plan that is designed to create a lower cost structure by reducing the number of employees and accelerating facility consolidations and closures. Accordingly, the Company recorded a net restructuring charge of $57,935,000 which is reflected in the fiscal 1998 operating results.

          Equity Tender Offer. Pursuant to a Dutch Auction tender offer in April 1998, the Company purchased 35,000,000 shares tendered at a price of $10.75 per share. In addition, pursuant to a share repurchase program, the Company purchased 4,635,681 shares in the open market at an average price of $10.36 per share. The 39,635,681 treasury shares resulting from these transactions are reflected on the balance sheet at cost of $427,282,000 which includes applicable fees and expenses. The Company has terminated its repurchase program.

          Debt Instruments. In April 1998, to facilitate the Dutch Auction, the Company executed a new $1 billion Senior Secured Credit Facility (the "Senior Secured Credit Facility") consisting of a $250,000,000 seven-year term loan and a $750,000,000 five-year revolving credit facility and terminated the existing $500,000,000 Credit Facility ("Senior Credit Facility'). In January 1999, the Company amended the Senior Secured Credit Facility to clarify that the restructuring charge is excluded from its covenant computations, and to permit the disposal of certain non-core business units including the same-day delivery business. In May 1998, the Company issued $350,000,000 principal amount of 9 5/8% Senior Subordinated Notes due 2008 (the "Senior Notes") to repay substantially all of the $90,000,000 9 1/8% Senior Subordinated Notes due 2004 and to repay outstanding indebtedness under the Senior Secured Credit Facility.

     Also in fiscal 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company is organized primarily on the basis of business segments and geographic locations. The Company operates in four reportable business segments, excluding discontinued operations: North America Office Products, International Office Products, Desktop Software Distribution, and Other Products and Services; and two geographic segments: Domestic and International. Accordingly, the Company's Management Discussion and Analysis reflects the new reportable segments for all
periods presented.   Also refer to Note 16 of the Company's audited consolidated financial statements.

     During fiscal 1998, the Company initiated its transition from an acquisition-oriented company to an operating company focused on internal growth through continued implementation of the Corporate Supplier business model. The Corporate Supplier business model reflects the Company's plan to reduce the total procurement cost of non-production goods and services for customers. The key elements of the Corporate Supplier model are the broad offering of products and services, global coverage for selected products and services, a comprehensive distribution and logistics network, information systems that integrate the product offering while linking suppliers to customers and providing procurement management and consulting for customers. The Company continues to increase sales to existing customers by cross-selling its expanded product and service offerings and developing existing customers into international, national or multi-regional accounts.

     Certain products currently offered by the Company, such as computer software, have lower gross profit margins and lower operating and distribution costs than the products traditionally sold by the Company. In addition, the acquisition of companies with break-even or marginal operating results or the costs of consolidating acquired business units with the Company may impact the operating margins and profitability of the Company.

     The Company's audited consolidated financial statements have been restated to reflect the same-day delivery business as discontinued operations. During fiscal 1997, the Company changed its fiscal year end from February 28 to January 31 to better align its fiscal year with its customers' and competitors' fiscal calendars and to reduce the seasonality between quarters. The 1997 fiscal period refers to the eleven months ended January 31, 1998. The 1996 fiscal year refers to the twelve months ended March 1, 1997.

RESULTS OF OPERATIONS

     The following table sets forth the percentages which the items in the Company's Consolidated Statements of Operations bear to net sales for the periods indicated:

                                               Twelve Months Ended              Eleven Months Ended
                                           ----------------------------     ---------------------------
                                           January 30,      January 31,     January 31,     February 1,      Fiscal Year
                                               1999             1998            1998            1997             1996
                                           -----------      -----------     -----------     -----------      -----------
                                                            (unaudited)                     (unaudited)
Statements of Operations Data:
Net sales                                     100.0%          100.0%          100.0%          100.0%            100.0%
Cost of sales                                  76.6            75.8            76.0            76.2              76.0
Merger related inventory provisions             0.1              --              --              --                --
                                              -----           -----           -----           -----             -----
    Gross profit                               23.3            24.2            24.0            23.8              24.0
Warehouse operating and selling
   expenses                                    16.0            16.8            16.6            16.9              17.1
Corporate general and administrative
   expenses                                     2.5             2.5             2.5             2.6               2.6
Amortization of intangibles                     0.9             0.8             0.8             0.7               0.7
Restructuring, merger and other
   nonrecurring charges                         1.4             0.4             0.4             0.4               0.3
                                              -----           -----           -----           -----             -----
   Operating profit                             2.5             3.7             3.7             3.2               3.3
Interest expense, net                           2.0             1.2             1.2             0.8               0.8
Other income                                    0.1             0.0             0.0             0.0               0.0
                                              -----           -----           -----           -----             -----
   Income before income taxes                   0.6             2.5             2.5             2.4               2.5
Income tax expense                              0.5             1.1             1.1             1.1               1.1
                                              -----           -----           -----           -----             -----
   Income before minority interest              0.1             1.4             1.4             1.3               1.4
Minority interest (income) expense              0.1            (0.1)           (0.1)           (0.1)             (0.1)
                                              -----           -----           -----           -----             -----
   Income from continuing operations            0.0             1.5             1.5             1.4               1.5
Discontinued operations, net of tax:
   Income (loss) from discontinued
      operations                               (0.4)            0.2             0.1             0.2               0.2
   Loss on disposal                            (1.4)             --              --              --                --
                                              -----           -----           -----           -----             -----
   Income (loss) from discontinued
      operations                               (1.8)            0.2             0.1             0.2               0.2
                                              -----           -----           -----           -----             -----
   Income (loss) before extraordinary
      item                                     (1.8)            1.7             1.6             1.6               1.7
   Loss on early extinguishment of debt         0.2              --              --              --                --
                                              -----           -----           -----           -----             -----
      Net income (loss)                        (2.0)            1.7             1.6             1.6               1.7
                                              =====           =====           =====           =====             =====
      Pro forma net income (1)                 (2.0)            1.7             1.6             1.5               1.7
                                              =====           =====           =====           =====             =====

(1) Pro forma net income reflects the tax impact in fiscal 1996 for a subchapter S acquisition as if the acquired company was a C corporation.


TWELVE MONTHS ENDED JANUARY 30, 1999 AND JANUARY 31, 1998

     Net Sales from Continuing Operations. Consolidated net sales increased 23.0% to $3,752,591,000 in the year ended January 30, 1999 from $3,050,947,000 in the same twelve-month period last year. Net sales for the Company's North America Office Products ("NAOP") segment increased 18.4% to $2,275,712,000 from $1,921,713,000 in the same twelve-month period last year, primarily reflecting internal growth and the acquisition of Data Documents Inc. ("DDI") that was effective November 26, 1997. Including the DDI revenue for periods prior to acquisition, net NAOP sales increased 7.4% year over year on a pro forma basis. Net sales for the International Office Products segment increased 36.5% to $608,884,000 from $445,970,000 in the same twelve-month period last year primarily reflecting acquisition related revenue. The Company acquired 11 International Office Product companies in fiscal 1998 and ten in fiscal 1997. Net sales for the Company's Desktop Software segment increased 41.0% to $582,121,000 from $412,861,000 in the same twelve-month period last year, primarily reflecting new customers and added software sales to existing customers. Net sales for the Other Products and Services' segment increased 4.4% to $292,597,000 from $280,209,000 in the same twelve-month period last year.

     International operations accounted for 25.0% of total sales or $939,789,000 in the year ended January 30, 1999 and 23.8% of total sales or $726,962,000 in the same twelve-month period last year. The Company has continued to expand its international operations in Germany, Italy and Canada and entered the Netherlands through an acquisition in the year ended January 30, 1999. The Company currently has no specific plans to significantly expand or enter additional international markets.

     Gross Profit from Continuing Operations. Cost of sales includes merchandise, occupancy and delivery costs. Consolidated gross profit as a percentage of sales was 23.3% for the year ended January 30, 1999 compared to 24.2% for the same twelve-month period in the prior year. The North America Office Products segment's gross profit percentage slightly increased year over year reflecting the Company's focus on margin improvement including increased discounts and rebates from its suppliers. This gross profit increase was offset by increased software sales (which have lower gross profit margins) in the United States and Europe and lower gross margins in certain countries reflecting competitive pressures and product mix.

     Warehouse Operating and Selling Expenses from Continuing Operations. Warehouse operating and selling expenses primarily include labor and administrative costs associated with operating regional warehouses and sales offices, selling expenses including commissions related to the Company's direct sales force, and warehouse consolidation and relocation costs and expenses. Warehouse operating and selling expenses decreased as a percentage of sales to 16.0% in the year ended January 30, 1999 from 16.8% in the same twelve-month period last year. This decrease is primarily attributable to the Company's efforts to leverage and streamline its operations, including the elimination of redundant facilities and positions.

     Corporate General and Administrative Expenses from Continuing Operations. Corporate general and administrative expenses include expenses incurred to provide corporate oversight and support for regional operations and depreciation of the related assets. Corporate general and administrative expenses increased to $93,753,000 in the year ended January 30, 1999 from $75,936,000 in the twelve-month period last year reflecting the Company's expanded operations. As a percentage of net sales, corporate general and administrative expenses remained constant at 2.5%.

     Amortization of Intangibles from Continuing Operations. Intangibles amortization expense primarily reflects goodwill and capitalized software amortization expense. Amortization expense increased to $32,626,000 in the year ended January 30, 1999 from $23,907,000 in the same twelve-month period last year reflecting amortization of the Company's investment in its computer software applications and its acquisition activity.

     Restructuring, Merger and Other Nonrecurring Charges from Continuing Operations. During the year ended January 30, 1999, the Company recorded $54,805,000 in restructuring and other nonrecurring charges and $3,130,000 in net restructuring related inventory provisions. The Company's restructuring plan provides for a gross reduction of approximately 1,000 employees and the closure of approximately 70 facilities. The total net charge of $57,935,000 includes $36,370,000 of cash charges and $21,565,000 of non-cash charges. During the twelve-month period ended January 31, 1998, the Company expensed $11,337,000 in net merger and other nonrecurring charges including $4,485,000 of transaction costs incurred by DDI in connection with its merger with the Company and for the planned reduction of 295 employees and the closure of 25 facilities. Refer to Note 4 in the Company's audited consolidated financial statements appearing elsewhere in this Form 10-K.

     Operating Profit from Continuing Operations. Consolidated operating profit decreased 18.9% to $92,706,000 or 2.5% of net sales for the year ended January 30, 1999 compared to operating profit of $114,254,000 or 3.7% of net sales in the same period last year. Before restructuring, merger and other nonrecurring charges, operating profit increased 20.0% to $150,641,000 in the current period from $125,591,000 in the comparable prior period due largely to internal growth and improved operating efficiencies.

     Before restructuring and merger charges, operating profit for the Company's North America Office Products segment increased 27.9% to $182,312,000, or 8.0% of related net sales, from $142,582,000, or 7.4% of related net sales in the same twelve-month period last year; primarily reflecting internal growth, the DDI acquisition, enhanced vendor discount and rebate programs and improved operating efficiencies. Before restructuring and merger charges, operating profit for the International Office Products' segment increased to $1,697,000, or 0.3% of related net sales, from an operating loss of $4,244,000, or 1.0% of related net sales in the same twelve-month period last year primarily reflecting acquisition revenue and improved performance in Australia, partially offset by an operating loss in the United Kingdom. The United Kingdom operating loss reflects lost revenue and lower gross profit margins, without a corresponding decrease in operating costs. Included in the fiscal 1998 restructuring charge is an extensive restructuring plan for the United Kingdom.

     Operating profit for the Company's Desktop Software segment increased 18.9% to $34,222,000, or 5.9% of Desktop Software net sales from $28,784,000, or 7.0% of related net sales, in the same twelve-month period last year reflecting the increased percentage of large volume licensing agreements which typically have lower margins compared to traditional shrink wrap products. The Company expects the Desktop Software segment to continue to experience operating margin pressure primarily due to these lower margin high volume customer agreements and changes in the rebate structure from the major software publishers.

     Before restructuring and merger charges, operating profit for Other Products and Services' segment decreased 48.0% to $7,136,000, or 2.4% of Other Products and Services' net sales from $13,721,000, or 4.9% of Other Products and Services' net sales in the same twelve-month period last year primarily reflecting an operating loss in the promotional products business. The Company appointed a new divisional president for the promotional products business in September 1998, and has completed a number of restructuring activities including exiting the unprofitable sales promotion business line.

     Before restructuring and merger charges, international operations accounted for 14.9% of total operating profit in the current fiscal year compared to 10.4% in the same twelve-month period of the prior year. Before restructuring and merger charges, international operating profit increased 71.7% to $22,439,000, or 2.4% of international net sales from $13,068,000, or 1.8% of international net sales in the same twelve-month period last year, primarily reflecting expanded international operations and improved operating performance in Australia and Canada, partially offset by the United Kingdom operating loss.

     Interest Expense from Continuing Operations. Net interest expense of $75,302,000 in the year ended January 30, 1999 increased from $36,099,000 in the prior twelve-month period. This increase reflects increased borrowings under the Senior Secured Credit Facility which has higher interest rates than the previous Senior Credit Facility, and the sale in May 1998 of the Senior Notes. The proceeds from the sale of the Senior Notes were used to repay substantially all of the $90,000,000 9 1/8% Notes and to repay outstanding indebtedness under the Senior Secured Credit Facility. See "Liquidity and Capital Resources."

     Other Income. Included in other income in fiscal 1998 is the gain on sale of marketable securities of $6,273,000 and reflects net cash proceeds of $21,110,000 offset by the cost of the marketable securities of $14,837,000.

     Minority Interest. Minority interest expense of $2,222,000 in the year ended January 30, 1999 compares to income of $1,862,000 in the prior twelve-month period, reflecting a 46.8% minority interest in Corporate Express Australia and a 49.0% minority interest in Corporate Express United Kingdom through June 1997. The Company acquired a majority ownership interest in Corporate Express Australia in May 1995 and a majority ownership interest in Corporate Express United Kingdom in December 1995. In June 1997, the Company acquired the remaining 49.0% ownership interest in Corporate Express United Kingdom.

     Discontinued Operations. Income from discontinued operations, net of tax, reflects the operating results of the same-day delivery business through January 1999, the date a formal plan to sell this business segment was adopted, and the estimated net loss on disposal of $52,000,000. The operating results reflect a $17,652,000 net loss for fiscal 1998 compared to net income of $4,416,000 in the prior twelve-month period. This loss reflects the disposition of certain businesses, the effect of consolidating or closing facilities including planned restructuring, and the loss or elimination of certain lower margin customers without a corresponding decrease in operating expenses.

     Extraordinary Item. The extraordinary loss of $5,581,000 (which is net of tax of $3,568,000) in fiscal 1998 represents the premium paid on the early repayment of the 9 1/8% Senior Subordinated Notes Series B due 2004 and the write-off of deferred financing costs related to the early extinguishment of the Company's former Senior Credit Facility.

     Net Income (Loss). Net loss of $73,290,000 in the year ended January 30, 1999 compares to a net income of $50,692,000 in the prior twelve-month period. This decrease reflects the loss on discontinued operations, the higher restructuring and other nonrecurring charges recorded in the current fiscal period and the lower earnings from continuing operations. The Company experienced an effective tax rate of 82.4% in the fiscal 1998 period compared to 43.7% in the prior twelve-month period. The tax rate for both periods reflects certain non-deductible restructuring and merger costs and certain non-deductible goodwill.

     Balance Sheet Items. The net accounts receivable balance at January 30, 1999 of $601,569,000 increased $83,473,000 from $518,096,000 at January 31, 1998 primarily as a result of acquired receivables and internal sales growth in existing regions. The allowance for doubtful accounts as a percentage of consolidated accounts receivable was 1.9% and 2.1% at January 30, 1999 and January 31, 1998, respectively. The Company's historical bad debt write-offs have been low due to the high credit quality of its customers, resulting from the Company's focus on large corporations.

     The inventory balance at January 30, 1999 of $285,754,000 increased $34,646,000 from $251,108,000 at January 31, 1998 primarily as a result of acquired inventories and inventory growth to support increased sales and the expanded catalog offering.

     Net goodwill at January 30, 1999 of $788,963,000 increased $16,110,000 from $772,853,000 reflecting additions from acquisitions of $43,668,000 offset by current year amortization of $20,985,000, write-offs of $3,067,000 related to the restructuring charge, and reversals of $3,506,000.

     The accounts payable trade balance at January 30, 1999 of $422,087,000 increased $97,687,000 from $324,400,000 at January 31, 1998 primarily as a result of increased inventory purchases to support sales growth and the expanded catalog offering, certain cash management initiatives and acquired trade payables.

     Accrued purchase costs at January 30, 1999 of $6,417,000 decreased by $2,961,000 from the January 31, 1998 balance of $9,378,000. This decrease reflects acquisition additions of $4,742,000, payments of $4,197,000, and reversals of $3,506,000 reducing previously recorded goodwill.


ELEVEN MONTHS ENDED JANUARY 31, 1998 AND FEBRUARY 1, 1997

     Net Sales from Continuing Operations. Consolidated net sales increased 27.6% to $2,837,111,000 in the eleven months ended January 31, 1998 from $2,224,203,000 in the same eleven-month period in the prior year. Net sales for the Company's North America Office Products' segment increased 27.4% to $1,782,078,000 from $1,398,889,000 in the same eleven-month period in the prior year, primarily reflecting internal growth and 15 acquisitions completed in fiscal 1997 including the acquisition of DDI that was effective November 26, 1997. Net sales for the International Office Products segment increased 29.8% to $409,220,000 in the eleven months ended January 31, 1998 from $315,243,000 in the same eleven-month period in the prior year primarily reflecting acquisition revenue. The Company acquired ten International Office Product companies in fiscal 1997. Net sales for the Company's Desktop Software segment increased 38.5% to $392,750,000 in the eleven months ended January 31, 1998 from $283,624,000 in the same eleven-month period in the prior year, primarily reflecting internal growth. Net sales for Other Products and Services' segment increased 12.9% to $261,812,000 in the eleven months ended January 31, 1998 from $231,814,000 in the same eleven-month period in the prior year.

     International operations accounted for 23.7% of total sales or $671,567,000 in the eleven-month period ended January 31, 1998 and 22.9% of total sales or $509,734,000 in the same eleven-month period in the prior year. The Company has expanded its international operations in Germany, Italy and Canada and entered markets in Ireland and Switzerland in the eleven months ended January 31, 1998.

     Gross Profit from Continuing Operations. Cost of sales includes merchandise, occupancy and delivery costs. Consolidated gross profit as a percentage of sales was 24.0% for the eleven months ended January 31, 1998 compared to 23.8% for the same period in the prior year. The North America Office Products segment's gross profit percentage increased to 27.1% for the eleven months ended January 31, 1998 from 25.6% for the same period in the prior year reflecting increased vendor rebates as a result of improved programs. This gross profit increase was offset by lower International Office Product gross margins reflecting competitive pressures.

     Warehouse Operating and Selling Expenses from Continuing Operations. Warehouse operating and selling expenses primarily include labor and administrative costs associated with operating regional warehouses and sales offices, selling expenses including commissions related to the Company's direct sales force, and warehouse consolidation and relocation costs and expenses. Warehouse operating and selling expenses decreased as a percentage of sales to 16.6% in the eleven months ended January 31, 1998 from 16.9% in the same eleven-month period in the prior year. This decrease is primarily attributable to the Company's efforts to leverage and streamline its operations, including the elimination of redundant facilities and positions.

     Corporate General and Administrative Expenses from Continuing Operations. Corporate general and administrative expenses include expenses incurred to provide corporate oversight and support for regional operations and depreciation for the corresponding assets. Corporate general and administrative expenses increased to $71,325,000 in the eleven months ended January 31, 1998 from $58,005,000 in the eleven-month period in the prior year reflecting the Company's expanded operations. As a percentage of net sales, corporate general and administrative expenses decreased slightly to 2.5% from 2.6% of net sales.

     Amortization of Intangibles from Continuing Operations. Intangibles amortization expense primarily reflects goodwill and capitalized software amortization expense. Amortization expense increased to $22,158,000 in the eleven months ended January 31, 1998 from $14,520,000 in the same eleven-month period in the prior year reflecting the Company's investment in its proprietary computer software applications and its acquisition activity.

     Merger and Other Nonrecurring Charges from Continuing Operations. During the eleven-month period ended January 31, 1998, the Company recorded $11,337,000 in net merger and other nonrecurring charges including $4,485,000 of transaction costs incurred by DDI in connection with its merger with the Company and for the planned reduction of 295 employees and the closure of 25 facilities. During the eleven-month period ended February 1, 1997, the Company recorded $8,407,000 in net merger and other non-recurring charges primarily in conjunction with the acquisitions of NIMSA, Sofco, and HMI.

     Operating Profit from Continuing Operations. Consolidated operating profit increased 47.2% to $104,789,000 or 3.7% of net sales for the eleven months ended January 31, 1998 compared to operating profit of $71,141,000 or 3.2% of net sales in the same period of the prior year. Before merger and other nonrecurring charges, operating profit increased 46.0% to $116,126,000 in the eleven months ended January 31, 1998 from $79,548,000 in the comparable prior period due largely to internal growth and improved operating efficiencies. Before merger and other nonrecurring charges, operating profit for the Company's North America Office Products segment increased 47.4% to $129,834,000, or 7.3% of related net sales in the eleven months ended January 31, 1998, from $88,072,000, or 6.3% of related net sales in the same eleven-month period in the prior year, primarily reflecting internal growth, acquisitions, enhanced vendor programs and improved operating efficiencies. Before merger and other nonrecurring charges, operating loss for the International Office Products segment increased 21.4% to $3,459,000, or 0.8% of related net sales in the eleven months ended January 31, 1998, from an operating loss of $2,849,000, or 0.9% of related net sales in the same eleven-month period in the prior year primarily reflecting improved performance in Australia, offset by an operating loss in the United Kingdom.

     Before merger and other nonrecurring charges, operating profit for the Company's Desktop Software segment increased 49.5% to $28,234,000, or 7.2% of Desktop Software net sales for the eleven months ended January 31, 1998 from $18,891,000, or 6.6% of related net sales, in the same eleven-month period in the prior year reflecting internal growth. Before merger and other nonrecurring charges, operating profit for Other Products and Services' segment increased 12.4% to $13,014,000, or 5.0% of Other Products and Services' net sales for the eleven months ended January 31, 1998, from $11,581,000, or 5.0% of Other Products and Services' net sales in the same eleven-month period last year primarily reflecting an acquisition in the second quarter of fiscal 1997.

     Before merger and nonrecurring charges, international operating profit increased 114.0% to 2.0% of international net sales from 1.2% of international net sales in the same eleven-month period in the prior year primarily reflecting expanded international operations and improved operating performance in Australia and Canada, partially offset by the United Kingdom operational loss.

     Interest Expense from Continuing Operations. Net interest expense of 34,014,000 in the eleven months ended January 31, 1998 increased from $17,958,000 in the same eleven-month period in the prior year. This increase reflects increased borrowings under the Senior Credit Facility and the sale in June 1996 of $325,000,000 aggregate principal amount of the Company's 4 1/2% Convertible Notes due July 1, 2000 (the "Convertible Notes"). The proceeds from the sale of the Convertible Notes and borrowings under the Senior Credit Facility were used to fund acquisitions and provide additional working capital required as a result of increased business and for general corporate purposes.

     Minority Interest. Minority interest income of $1,319,000 in the eleven months ended January 31, 1998 compares to income of $1,314,000 in the same eleven-month period in the prior year, reflecting a 47.6% minority interest in Corporate Express Australia and a 49.0% minority interest in Corporate Express United Kingdom through June 1997. The Company acquired a majority ownership interest in Corporate Express Australia in May 1995 and a majority ownership interest in Corporate Express United Kingdom in December 1995. In June 1997, the Company acquired the remaining 49.0% ownership interest in Corporate Express United Kingdom.

     Discontinued Operations. Income from discontinued operations, net of tax, of $3,355,000 reflects the operating results of the same-day delivery business for the eleven months ended January 31, 1998 and compares to net income of $4,645,000 in the prior eleven-month period. These results reflect poor performance at several delivery locations and expenses related to integration projects partially offset by the cost savings from the elimination of redundant personnel.

     Net Income. Net income of $44,404,000 in the eleven months ended January 31, 1998 increased 24.4% from net income of $35,707,000 in the same eleven-month period in the prior year. This increase reflects the increased profits from the Company's North America Office Products and Desktop Software operations, the lower merger and other nonrecurring charges recorded in the current eleven-month fiscal period and corporate expense leverage offset in part by higher goodwill amortization. The Company experienced an effective tax rate of 44.2% in the fiscal 1997 period compared to 44.0% in the same eleven-month period in the prior year. The tax rate for both periods reflects certain non-deductible merger costs and certain non-deductible goodwill.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations through internally generated funds and borrowings from commercial banks and has financed its acquisitions through the use of such funds and the issuance of equity and debt securities.

     In January 1999, the Company approved a global restructuring plan that includes a reduction of approximately 1,000 employees across all business functions, or approximately 7% of the total continuing operations' workforce, and the closure or consolidation of approximately 75 facilities. The Company recorded $54,805,000 in restructuring and other nonrecurring charges and $3,130,000 in net restructuring related inventory provisions. The total net charge of $57,935,000 includes $36,370,000 of cash charges and $21,565,000 of non-cash charges. Additionally, the Company announced the discontinuance of its same-day delivery business and has engaged an investment banking firm to assist in the sale this business. In conjunction with these activities, the Company amended its Senior Secured Credit Facility to clarify that the aforementioned restructuring charge is excluded from its covenant computations, and to permit the disposal of certain non-core business units including the same-day delivery business.

     On April 22, 1998, the Company's previous Senior Credit Facility was replaced and paid in full with proceeds from the new Senior Secured Credit Facility. Approximately $1,810,000 of deferred financing costs related to the previous Senior Credit Facility were expensed in the first quarter of fiscal 1998 and are shown as an extraordinary item of $1,104,000, net of tax of $706,000.

     On April 10, 1998, the Company concluded the Dutch Auction tender offer it commenced on February 5, 1998, pursuant to which it purchased 35,000,000 shares tendered at a price of $10.75 per share. Subsequently, pursuant to a stock repurchase program, the Company acquired an additional 4,635,681 shares in fiscal 1998. The Company has terminated the previously announced discussions with a potential financial sponsor for a significant share repurchase or tender offer and has also terminated its stock repurchase program. The Company funded the purchase of such shares and the payment of related fees and expenses through its new $1.0 billion Senior Secured Credit Facility. This Senior Secured Credit Facility consists of a $250,000,000 seven-year term loan and a $750,000,000 five-year revolving credit facility. The Senior Secured Credit Facility is guaranteed by substantially all domestic subsidiaries of the Company and is collateralized by all tangible and intangible property of the guarantors including inventory and receivables. At the borrower's option, interest rates are at a base rate or a Eurodollar rate plus an applicable margin determined by a leverage ratio as defined in the loan agreements. The term loan's interest rate ranges from 0.25% to 0.75% above the revolving loan interest rate. The Company is subject to usual covenants customary for this type of facility including financial covenants. The Company amended the credit agreement to clarify that the restructuring charge is excluded from the computations and to permit the disposal of certain non-core assets. The available funds may be used for general corporate purposes, including permitted acquisitions and permitted share repurchases. As of April 15, 1999, the Company had $482,425,000 outstanding under the Senior Secured Credit Facility and an unused borrowing capacity of $489,713,000 (reflecting the quarterly principal payments on the term loan totaling $1,875,000, which is a permanent reduction to the facility). The Company is in compliance with all debt convenants under the Senior Secured Credit Facility and, although there can be no assurance, the Company expects to remain in compliance with such covenants for fiscal 1999 under its annual business plan for the year.

  On May 29, 1998, CEX Holdings, Inc., a wholly-owned subsidiary of the Company, issued at par $350,000,000 principal amount of unsecured 9 5/8% Senior Subordinated Notes due 2008 (the "9 5/8% Notes"). The 9 5/8% Notes are guaranteed by all material domestic subsidiaries of the Company and are subordinated in right of payment to all senior debt which totaled approximately $511,000,000 at January 30, 1999. On or after June 1, 2003 through maturity, the 9 5/8% Notes may be redeemed at the option of the Company, in whole or in part, at redemption rates ranging from 104.813% to 100%. At any time on or before June 1, 2001, the Company may redeem up to 35% of the 9 5/8% Notes with the net cash proceeds of one or more public equity offerings at a redemption price equal to 109.625% of the principal amount thereof, subject to certain restrictions. Semi-annual interest payments are due on June 1 and December 1 and began on December 1, 1998. A portion of the proceeds from the sale of the 9 5/8% Notes was used to repay prior to maturity substantially all of the $90,000,000 9 1/8% Notes and to repay $245,000,000 on the Senior Secured Credit Facility. As a result of the early extinguishment of the 9 1/8% Notes, the Company recorded an extraordinary loss of $4,477,000, net of tax of $2,862,000, in the second quarter of fiscal 1998. In May 1998, the Company settled an interest rate hedging contract based on $300,000,000 of U.S. Treasury notes related to the completed offering of the 9 5/8% Notes. The cost of the settlement of the contract was $7,271,000 and will be amortized over the ten-year term of the 9 5/8% Notes, bringing the effective interest rate of the debt instrument to 9.96%. In December 1998, CEX Holding, Inc. completed a registered exchange offer pursuant to which the 9 5/8% Notes were exchanged for substantially similar notes.

  During the year ended January 30, 1999, the Company invested $28,770,000 net cash in its acquisition program. Total liabilities assumed in connection with these acquisitions were $47,583,000. In addition, the Company made payments of approximately $12,103,000 for liabilities related to prior period acquisitions.

  During the year ended January 30, 1999, the Company had net capital expenditures of $81,535,000 for computer systems and software, warehouse reconfigurations, telecommunications equipment, delivery vehicles, leasehold improvements and investments in facilities. The Company continues to invest in advanced facilities, the development of its proprietary computer software, and the upgrade of its computer systems. The Company expects net capital expenditures for fiscal 1999 of approximately $50,000,000 comprised of approximately $39,000,000 to be used for upgrading and enhancing its information systems and telecommunications equipment and approximately $11,000,000 for warehouse reconfiguration and equipment. Actual capital expenditures for fiscal 1999 may be greater or less than budgeted amounts.

  The Company continues to make substantial investments in the development and enhancement of its proprietary computer software applications. During fiscal 1997, the Company completed the development and implementation of its ISIS computer software for its national account customers and successfully launched the internet version of E-Way, its electronic commerce, ordering and fulfillment system. The Company began amortizing its ISIS national account software and E-Way in fiscal 1997 over a seven-year and five-year life, respectively, on a straight-line basis. All costs associated with the maintenance and production of its ISIS national account software are being expensed as incurred. The integrated divisional version of the ISIS software continues to be developed and is currently in beta test mode at three operating divisions. The Company estimates that the costs to complete and implement ISIS divisional software will be approximately $35.0 million and the software is scheduled to be implemented at substantially all existing domestic office products distribution centers by the end of fiscal 2002.

  Significant uses of cash in fiscal 1998 were as follows: repurchase of common stock of $427,282,000, cash paid to retire bonds of $93,792,000, net capital expenditures of $81,535,000, cash paid for acquisitions of $40,873,000, net payments under lines of credit of $16,979,000 and net cash used in discontinued operations of $12,542,000, partially offset by net proceeds of long-term borrowings of $536,974,000, cash provided by operations of $102,711,000, net proceeds from sale of securities of $14,414,000 and other net proceeds of $923,000.

  During the eleven months ended January 31, 1998, the Company invested $24,572,000 net cash and approximately 14,895,000 shares of common stock in its acquisition program. Total liabilities assumed in connection with these acquisitions were $171,928,000. In addition, the Company made payments of approximately $8,797,000 and issued approximately 252,000 shares of common stock related to acquisitions completed in prior fiscal years. Significant uses of cash in the eleven months ended January 31, 1998 were as follows: net capital expenditures of $52,445,000, cash paid for acquisitions of $32,729,000, net debt repayments of $6,124,000, retirement of DDI bonds of $62,178,000, and net other uses of $3,418,000, partially offset by cash provided by net borrowings on lines of credit of $117,748,000, operating activities of $5,593,000, issuance of common stock of $8,104,000, issuance of subsidiary common stock of $2,434,000 and discontinued operations of $7,705,000.

  On June 24, 1996, the Company issued $325,000,000 aggregate principal amount of 4 1/2% Convertible Notes. The notes are convertible into the Company's common stock at a conversion price of $33.33 per share, subject to adjustments under certain conditions. A portion of the proceeds from the sale of the Convertible Notes was used to repay the Company's then existing credit facility and an acquisition note payable with the remaining proceeds being used to fund acquisitions and for other general corporate purposes. The Convertible Notes mature on July 1, 2000, which will require the Company to either repay or refinance the indebtedness on or before that date. The Company believes that anticipated borrowing capacity under the Senior Secured Credit Facility, together with cash flow from operations, proceeds of potential asset sales or issuance of additional securities, will be adequate for this purpose, although there can be no assurance that such funds will be available or sufficient to either repay or refinance the Convertible Notes.

  During fiscal 1996, the Company acquired, for a net cash purchase price of $241,846,000 and 5,542,000 shares of common stock, 77 office products distributors and 23 same-day delivery companies. Included in the net cash purchase price is $17,970,000 that was paid by the discontinued same-day delivery business and is included in the consolidated Statement of Cash Flows in net cash provided from discontinued operations. Of these 100 acquisitions, 86 were accounted for as purchases and 14 were accounted for as immaterial poolings of interest. In addition, the Company acquired UT and NIMSA, which were accounted for as poolings of interests transactions for 6,332,000 and 1,125,000 shares of common stock, respectively. Total liabilities assumed in connection with these acquisitions were $282,777,000 (including accounts payable and assumed debt). In addition, the Company made payments of approximately $13,984,000 related to prior acquisitions. Included in the net cash purchase price of $241,846,000 is the purchase of ASAP, a computer software distribution company, in May 1996 for approximately $98,000,000 in cash offset by cash acquired of approximately $14,000,000.

  The Company does not enter into financial instrument contracts for trading or speculative purposes. The Company has no financial instrument contracts currently outstanding.

  The Company believes that the borrowing capacity under the Senior Secured Credit Facility, together with proceeds from future debt and equity financings, in addition to the Company's cash on hand, capital resources and cash flows, will be sufficient to fund the Company's ongoing operations, anticipated capital expenditures and acquisition activities for the next twelve months. However, actual capital needs may change, particularly in connection with acquisitions which the Company may complete in the future.


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

  Revenues and profit margins from the Company's discontinued local delivery services are subject to seasonal variations. Prolonged inclement weather can have an adverse impact on the Company's business to the extent that transportation and distribution channels are disrupted.


ACCOUNTING STANDARDS

  On March 4, 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1 providing guidance on accounting for the costs of computer software developed or obtained for internal use. The effective date of this pronouncement is for fiscal years beginning after December 15, 1998.
The Company has reviewed its current policies of accounting for costs associated with internal software development projects and how they may be effected by SOP 98-1. The Company believes its current policies are materially consistent with the SOP, and will not have a significant impact on the Company's future results of operations.

IMPACT OF THE YEAR 2000 ISSUE

  General. The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, those programs could result in miscalculations or systems problems that disrupt operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

  Readiness. The Company is engaged in an enterprise-wide Year 2000 compliance program, with the objective of completing the process for all critical business systems by June 30, 1999. The Company's ISIS computer software was designed with the Year 2000 issue in mind, and the Company believes that it is Year 2000 compliant. However, the Company uses many different systems and software programs to effect, process and summarize business transactions, and the remediation efforts estimated to be required vary depending upon the systems or sites involved. The following chart summarizes the estimated Year 2000 readiness, as of January 30, 1999, of the Company's program:

                                                                          Percent        Estimated
Year 2000("Y2K") Initiatives                                             Complete       Completion
-----------------------------                                          ------------------------------
Y2K enterprise awareness and assessment                                     100%           Complete
Y2K detailed inventory                                                      100%           Complete
Impact assessment                                                           100%           Complete
Conversion strategy                                                         100%           Complete
Telephones and PBX systems                                                   95%             4/99
Client servers computing environment                                         85%             6/99
Network environment                                                          95%             4/99
Corporate systems (primarily Human Resources and Financial)                  80%             8/99
Operating systems (order and warehouse management)                           70%             6/99
Third party readiness                                                        75%             6/99
Non IT systems                                                               60%             6/99
Other (electrical, mechanical, etc.)                                         60%             6/99
Contingency plans                                                            40%             7/99

  The Company has initiated formal communications with significant suppliers to determine the extent to which the Company is at risk to those third parties' failure to remediate their own Year 2000 issues. In select cases, the Company is involved in the verification of the remediation efforts of those suppliers. The Company believes that because of its large, diverse customer base, potential Year 2000 problems on the part of a customer will not be material to the Company. There can be no guarantee that the systems of other companies on which the Company relies or with which it does business will be timely converted or converted compatibly with the Company or that such deficiencies will not be material to the Company.

  Costs. The total estimated cost of the Year 2000 project is between $6,000,000 and $8,000,000 and is being funded through operating cash flows. These costs are not expected to be material to the Company's consolidated results of operations. Of the total project cost, approximately $2,000,000 is for the purchase of new software or equipment which will be capitalized. The remaining $4,000,000 to $6,000,000 has been or will be expensed as incurred. In a number of instances, the Company may decide to install new software or upgraded versions of current software programs which are Year 2000 compliant. In these instances, the Company may capitalize certain costs of the new system in accordance with current accounting guidelines. As of January 30, 1999, the Company had spent approximately $4,200,000 on its Year 2000 remedial efforts. The Company has used internal and external resources in its Year 2000 program, although the Company expects to rely primarily on internal resources to complete its program initiatives.

  Risks. The Company presently believes that its Year 2000 issue can be mitigated through modifications to existing software and conversions to new software for those sites which it believes may be affected. If internal modifications and conversions are not made correctly, or are not made in time, or if there are large scale Year 2000 problems with the ability of the Company's customers to order or its suppliers to provide products, then the Year 2000 issue could have a material adverse impact on the operations of the Company.

  Contingency Plans. The Company is evaluating, and plans to develop as necessary, contingency plans to handle unresolved Year 2000 issues. For example, the Company believes that it currently has alternative sources for most of its suppliers. In addition, the Company believes that it could revert to manual systems to process many of the transactions that it normally handles by computerized processes although at a substantially reduced volume because of the added time and order prioritizing that would be required.

  Management's estimates regarding total project costs and completion dates are based on numerous assumptions of future events including the availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates will be achieved, and specific factors that could cause actual results to differ materially from those plans include the continued availability of trained personnel in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.



7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company is primarily exposed to currency exchange-rate risk with respect to its transactions and net assets denominated in Canadian and Australian Dollars, English Pounds Sterling, Swiss Francs and Euros. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash inflows resulting from transactions with foreign customers and suppliers denominated in foreign currencies may be adversely affected by changes in currency exchange rates.

  Based on debt balances at January 30, 1999, a hypothetical 10% increase in the Company's weighted average interest rate would have an immaterial effect on the fair value of the Company's fixed-rate financial instruments and would add approximately $4,000,000 of additional interest expense thereby reducing the Company's fiscal 1998 pretax earnings.

  The Company had no financial instrument contracts outstanding as of January 30, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Directors
 of Corporate Express, Inc.:

  In our opinion, the consolidated financial statements listed in the index under item 14(a)1 on page 75 present fairly, in all material respects, the financial position of Corporate Express, Inc. and its subsidiaries as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for the year ended January 30, 1999, the eleven months ended January 31, 1998, and the year ended March 1, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index under item 14(a)2 on page 75 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Denver, Colorado
March 19, 1999

                            CORPORATE EXPRESS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

ASSETS
                                                                                 January 30,          January 31,
                                                                                     1999                 1998
                                                                                 -----------          -----------
Current assets:
  Cash and cash equivalents                                                      $    14,831           $   32,812
  Trade accounts receivable, net of allowance
    of $11,772 and $11,357, respectively                                             601,569              518,096
  Notes and other receivables                                                         90,289               83,464
  Inventories                                                                        285,754              251,108
  Deferred income taxes                                                               43,191               34,036
  Other current assets                                                                54,759               38,813
                                                                                 -----------           ----------
         Total current assets                                                      1,090,393              958,329

Property and equipment:
  Land                                                                                14,762               15,670
  Buildings and leasehold improvements                                               120,805              113,136
  Furniture and equipment                                                            189,460              167,774
                                                                                 -----------           ----------
                                                                                     325,027              296,580
  Less accumulated depreciation                                                     (100,265)             (71,380)
                                                                                 -----------           ----------
                                                                                     224,762              225,200

Goodwill, net of accumulated amortization of
  $66,370 and $45,608, respectively                                                  788,963              772,853
Software, net of accumulated amortization of
  $18,814 and $9,195, respectively                                                   126,937               91,724
Other assets, net                                                                     79,914               57,098
Net assets of discontinued operations                                                104,621              161,787
                                                                                 -----------           ----------
          Total assets                                                           $ 2,415,590           $2,266,991
                                                                                 ===========           ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

              (In thousands, except share and per share amounts)


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       January 30,            January 31,
                                                                                           1999                   1998
                                                                                       ------------           -----------
Current liabilities:
  Accounts payable - trade                                                               $   422,087           $   324,400
  Accounts payable - acquisitions                                                                373                 6,106
  Accrued payroll and benefits                                                                57,039                46,660
  Accrued purchase costs                                                                       6,417                 9,378
  Accrued restructuring, merger and related costs                                             36,160                10,806
  Other accrued liabilities                                                                   61,438                59,756
  Current portion of long-term debt and capital leases                                        67,811                35,246
                                                                                       -------------          ------------
     Total current liabilities                                                               651,325               492,352

Capital lease obligations                                                                      7,081                 8,722
Long-term debt                                                                             1,200,346               749,292
Deferred income taxes                                                                         70,570                51,037
Minority interest in subsidiary                                                               20,986                20,791
Other non-current liabilities                                                                 20,955                12,364
                                                                                       -------------          ------------
     Total liabilities                                                                     1,971,263             1,334,558

Commitments and contingencies (Notes 8 and 9)

Shareholders' equity:
  Preferred stock, $.0001 par value, 25,000,000 shares authorized,
     none issued or outstanding                                                                    -                     -
  Common stock, $.0002 par value, 300,000,000 shares
    authorized, 143,778,318 and 142,392,845 shares
    issued and outstanding, respectively                                                          28                    28
  Common stock, non-voting, $.0002 par value, 3,000,000
     shares authorized, none issued or outstanding                                                 -                     -
  Additional paid-in capital                                                                 865,820               852,507
  Retained earnings                                                                           18,597                91,887
  Accumulated other comprehensive income                                                     (12,836)              (11,989)
                                                                                       -------------          ------------
                                                                                             871,609               932,433

   Less:
      Treasury stock, at cost, 39,635,681 shares at January 30, 1999                        (427,282)                    -
                                                                                       -------------          ------------
     Total shareholders' equity                                                              444,327               932,433
                                                                                       -------------          ------------
          Total liabilities and shareholders' equity                                     $ 2,415,590           $ 2,266,991
                                                                                       =============          ============

   The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                                                Eleven
                                                                      Year Ended             Months Ended           Year Ended
                                                                      January 30,             January 31,             March 1,
                                                                          1999                   1998                  1997
                                                                      ------------           --------------         ------------
Net sales                                                               $ 3,752,591            $ 2,837,111          $ 2,438,039
Cost of sales                                                             2,875,885              2,155,289            1,853,741
Restructuring related inventory provision                                     3,130                      -                    -
                                                                       ------------           ------------         ------------
     Gross profit                                                           873,576                681,822              584,298

Warehouse operating and selling expenses                                    599,686                472,213              416,399
Corporate general and administrative expenses                                93,753                 71,325               62,616
Amortization of intangibles                                                  32,626                 22,158               16,269
Restructuring, merger and other nonrecurring charges                         54,805                 11,337                8,407
                                                                       ------------           ------------         ------------
     Operating profit                                                        92,706                104,789               80,607

Interest expense, net                                                        75,302                 34,014               20,045
Other income, net                                                             6,212                    464                  242
                                                                       ------------           ------------         ------------
     Income before income taxes                                              23,616                 71,239               60,804
Income tax expense                                                           19,451                 31,509               26,374
                                                                       ------------           ------------         ------------
     Income before minority interest                                          4,165                 39,730               34,430
Minority interest (income) expense                                            2,222                 (1,319)              (1,860)
                                                                       ------------           ------------         ------------
     Income from continuing operations                                        1,943                 41,049               36,290
                                                                       ------------           ------------         ------------
Discontinued operations, net of tax:
     Income (loss) from discontinued operations                             (17,652)                 3,355                5,706
     Loss on disposal                                                       (52,000)                     -                    -
                                                                       ------------           ------------         ------------
     Income (loss) from discontinued operations                             (69,652)                 3,355                5,706
                                                                       ------------           ------------         ------------

     Income (loss) before extraordinary item                                (67,709)                44,404               41,996
Extraordinary item, net of tax:
     Loss on early extinguishment of debt                                    (5,581)                     -                    -
                                                                       ------------           ------------         ------------
     Net income (loss)                                                  $   (73,290)           $    44,404          $    41,996
                                                                       ============           ============         ============
Pro forma net income (loss) (Note 14)                                   $   (73,290)           $    44,404          $    40,281
                                                                       ============           ============         ============

Pro forma net income (loss) per share - Basic:

     Continuing operations                                              $      0.02            $      0.31          $      0.28
     Discontinued operations                                                  (0.62)                  0.03                 0.05
     Extraordinary item                                                       (0.05)                     -                    -
                                                                       ------------           ------------         ------------
     Net income (loss)                                                  $     (0.65)           $      0.34          $      0.33
                                                                       ============           ============         ============

Pro forma net income (loss) per share - Diluted:
     Continuing operations                                              $      0.02            $      0.30          $      0.27
     Discontinued operations                                                  (0.61)                  0.02                 0.04
     Extraordinary item                                                       (0.05)                     -                    -
                                                                       ------------           ------------         ------------
     Net income (loss)                                                  $     (0.64)           $      0.32          $      0.31
                                                                       ============           ============         ============

Weighted average common shares outstanding:
    Basic                                                                   113,080                131,423              121,901
    Diluted                                                                 115,401                137,858              130,029

   The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the Year Ended March 1, 1997, the Eleven Months Ended January 31, 1998, and
                        the Year Ended January 30, 1999
                     (In thousands, except share amounts)

                                                                                                                    Accumulated
                                                                                               Additional              Other
                                                                         Common Stock            Paid-in           Comprehensive
                                                                         ------------
                                                                   Shares          Amount        Capital         Income (Expense)
                                                                   ------          ------        -------         ----------------
Balance, March 2, 1996                                           111,954,350        $ 22       $ 513,358            $     196
Net income
Currency translation adjustments                                                                                       (1,372)
     Comprehensive income
Issuance of common stock                                          14,217,117           3         119,274
Tax benefit on non-qualified stock
   options exercised                                                                              11,161
Adjustment to conform fiscal year
   ends of certain pooled companies
S Corporation dividends and other
  equity transactions of pooled companies                                                          2,743
                                                                 ------------        ---        ---------            ---------
Balance, March 1, 1997                                           126,171,467          25         646,536               (1,176)

Net income
Currency translation adjustments                                                                                      (10,813)
     Comprehensive income
Issuance of common stock                                          16,221,378           3         198,095
Tax benefit on non-qualified
   stock options exercised                                                                         4,673
Equity transactions of pooled companies                                                            3,203
                                                                 ------------        ---        ---------            ---------
Balance, January 31, 1998                                        142,392,845          28         852,507              (11,989)

Net loss
Currency translation adjustments                                                                                        1,484
Change in unrealized loss on securities                                                                                (2,331)
     Comprehensive income (expense)
Issuance of common stock                                           1,385,473           -          10,991
Stock option awards                                                                                1,479
Tax benefit on non-qualified
  stock options exercised                                                                            843
Repurchase of 39,635,681 shares common stock
                                                                ------------        ----       ---------            ---------
Balance, January 30, 1999                                        143,778,318        $ 28       $ 865,820            $ (12,836)
                                                                ============        ====       =========            =========

                                                                                     Total                 Total
                                                 Retained         Treasury        Shareholders'         Comprehensive
                                                 Earnings           Stock             Equity               Income
                                                 --------      ----------             ------               ------
Balance, March 2, 1996                          $ 8,200        $        0          $ 521,776
Net income                                       41,996                               41,996                $ 41,996
Currency translation adjustments                                                      (1,372)                 (1,372)
                                                                                                         -----------
     Comprehensive income                                                                                   $ 40,624
                                                                                                         ===========
Issuance of common stock                                                             119,277
Tax benefit on non-qualified stock
   options exercised                                                                  11,161
Adjustment to conform fiscal year
   ends of certain pooled companies                (430)                                (430)
S Corporation dividends and other
  equity transactions of pooled companies        (1,544)                               1,199
                                               --------        ----------          --------
Balance, March 1, 1997                           48,222                 0            693,607
Net income                                       44,404                               44,404                $ 44,404
Currency translation adjustments                                                     (10,813)                (10,813)
                                                                                                         -----------
     Comprehensive income                                                                                   $ 33,591
                                                                                                         ===========
Issuance of common stock                                                             198,098
Tax benefit on non-qualified
   stock options exercised                                                             4,673
Equity transactions of pooled companies            (739)                               2,464
                                               --------        ----------          --------
Balance, January 31, 1998                        91,887                 0            932,433
Net loss                                        (73,290)                             (73,290)              $ (73,290)
Currency translation adjustments                                                       1,484                   1,484
Change in unrealized loss on securities                                               (2,331)                 (2,331)
                                                                                                         -----------
     Comprehensive income                                                                                  $ (74,137)
                                                                                                         ===========
Issuance of common stock                                                              10,991
Stock option awards                                                                    1,479
Tax benefit on non-qualified
  stock options exercised                                                                843
Repurchase of 39,635,681 shares common stock                     (427,282)          (427,282)
                                               --------        ----------          --------
Balance, January 30, 1999                      $ 18,597        $ (427,282)         $ 444,327
                                               ========        ==========          ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              CORPORATE EXPRESS, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                                                                     Eleven
                                                                                Year Ended        Months Ended        Year Ended
                                                                                January 30,        January 31,          March 1,
                                                                                   1999               1998                1997
                                                                                -----------       ------------        ----------
Cash flows from operating activities:
      Net income                                                                 $ (73,290)           $ 44,404        $ 41,996
      Adjustments to reconcile net income to net cash
          provided by (used in) continuing operating activities:
           Depreciation                                                             32,496              23,317          17,241
           Amortization                                                             32,626              22,158          16,269
           Loss on early extinguishment of debt                                      5,581                   -               -
           Adjustment to conform fiscal years                                            -                   -            (426)
           Non-cash portion of merger and restructuring charge                      22,490                 670           1,025
           Minority interest (income)/expense                                        2,222              (1,319)         (1,860)
           Loss (income) from discontinued operations                               17,652              (3,355)         (5,706)
           Loss on disposal of discontinued operations                              52,000                   -               -
           Gain on sale of securities                                               (6,273)                  -               -
           Deferred taxes                                                             (867)             22,991          14,937
           Other                                                                     5,440               3,435             950
      Changes in assets and liabilities, excluding acquisitions:
           Increase in accounts receivable                                         (52,775)            (89,018)        (38,555)
           Increase in inventory                                                   (28,386)            (23,369)        (12,015)
           Increase in other current assets                                        (12,084)            (19,421)         (3,399)
           (Increase) decrease  in other assets                                    (11,825)              7,977            (557)
           Increase in accounts payable                                             61,156              17,255           6,307
           Increase (decrease) in accrued liabilities                               56,548                (132)        (19,234)
                                                                                ----------           ---------        --------
Net cash provided by continuing operating activities                               102,711               5,593          16,973
                                                                                ----------           ---------        --------

Cash flows from investing activities:
      Capital expenditures                                                         (96,455)            (71,518)       (104,248)
      Proceeds from sale of assets                                                  14,920              19,073             980
      Payment for acquisitions, net of cash acquired                               (40,873)            (32,729)       (237,860)
      Proceeds from (investments in) marketable securities                          21,110              (9,164)        (17,853)
      Short-term financial instruments, net                                         (6,696)              3,935           2,251
      Other, net                                                                       789               2,667          (1,846)
                                                                                ----------           ---------        --------
Net cash used in investing activities                                             (107,205)            (87,736)       (358,576)
                                                                                ----------           ---------        --------

Cash flows from financing activities:
      Issuance of common stock                                                       3,829               8,104          12,643
      Repurchase of common stock                                                  (427,282)                  -               -
      Issuance of subsidiary common stock                                                -               2,434           2,258
      Debt issuance costs                                                          (32,637)             (1,083)         (8,818)
      Proceeds from long-term borrowings                                           601,880              10,241         347,336
      Repayments of long-term borrowings                                           (32,269)            (26,223)        (28,458)
      Proceeds from short-term borrowings                                            5,546              15,308             772
      Repayments of short-term borrowings                                          (10,061)             (4,367)        (26,945)
      Net proceeds from (payments on) line of credit                               (16,979)            117,748         134,913
      Cash paid to retire bonds                                                    (93,792)            (62,178)              -
      Other                                                                              -                 (22)         (3,928)
                                                                                ----------           ---------        --------
Net cash provided by (used in) financing activities                                 (1,765)             59,962         429,773
                                                                                ----------           ---------        --------
Net cash provided (to) from discontinued operations                                 12,542)              7,705         (65,423)
                                                                                ----------           ---------        --------
Effect of foreign currency exchange rate changes on cash                               820                (834)           (445)
                                                                                ----------           ---------        --------
Increase (decrease) in cash and cash equivalents                                   (17,981)            (15,310)         22,302
Cash and cash equivalents, beginning of period                                      32,812              48,122          25,820
                                                                                ----------           ---------        --------
Cash and cash equivalents, end of period                                          $ 14,831            $ 32,812        $ 48,122
                                                                                ==========           =========        ========
Supplemental disclosure of cash flow information from
      continuing operations:
      Cash paid during the period for interest, net of amounts capitalized        $ 81,971            $ 41,952        $ 30,979
      Cash paid (received) during the period for taxes                            $ 18,369            $ (8,287)       $ 21,727


  The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

  Supplemental schedule of noncash investing and financing activities:

  Capital lease obligations (excluding discontinued operations) in the amount of $7,975,000, $5,197,000, and $7,187,000 were incurred during fiscal 1998, 1997 and 1996, respectively.

  During the year ended January 30, 1999, the Company acquired for a net cash purchase price of $28,770,000, 14 international product distributors. There were no pooling of interests transactions during fiscal 1998.

  During the eleven months ended January 31, 1998, the Company acquired for a net cash purchase price of $24,572,000 and approximately 14,895,000 shares of common stock, 16 domestic product distributors and 15 international product distributors. Included in the 16 domestic product distributors, is the acquisition of Data Documents, Incorporated ("DDI"), a provider of forms management services, custom business forms and pressure-sensitive labels for large corporate customers, for approximately 10,740,000 shares of common stock. There were no material pooling of interests transactions during fiscal 1997.

  During fiscal 1996, the Company acquired, for a net cash purchase price of $241,846,000 and 5,542,000 shares of common stock, 77 office products distributors and 23 service companies. Of these 100 acquisitions, 86 were accounted for as purchases and 14 were accounted for as immaterial poolings of interest. In addition, the Company acquired UT and NIMSA, which were accounted for as a poolings of interests transactions, for 6,332,000 shares of common stock and 1,125,000 shares of common stock, respectively. In conjunction with the acquisitions, liabilities were assumed as follows:

                                                                            Eleven
                                                            Year Ended   Months Ended   Year Ended
                                                           January 30,    January 31,    March 1,
                                                               1999          1998          1997
                                                           ------------  -------------  -----------
Fair value of assets acquired                                 $ 76,353      $ 383,840    $ 620,252
Cash paid, net of cash acquired                                (28,770)       (24,572)    (241,846)
Issuance of notes payable                                          ---            ---       (4,650)
Issuance of stock                                                  ---       (184,264)     (86,922)
Purchase price payable, included in current liabilities            ---         (3,076)      (4,057)
                                                              --------      ---------    ---------
Liabilities assumed                                           $ 47,583      $ 171,928    $ 282,777
                                                              ========      =========    =========

  During fiscal 1998, the Company paid $12,103,000 for liabilities related to prior period acquisitions. During the eleven months ended January 31, 1998, the Company paid $8,797,000 and issued 252,000 shares of common stock for liabilities related to prior period acquisitions including its purchase of the remaining 49% interest in Corporate Express United Kingdom. During fiscal 1996, the Company paid $11,695,000 for liabilities related to prior period acquisitions, $2,289,000 to dissenting shareholders of a pooled company, purchased a warehouse facility for 202,250 shares of common stock, and issued 107,207 shares of common stock to retire convertible debt of $1,449,400 previously issued by one of the Company's acquired subsidiaries.

  Of the total cash paid for acquisitions, $640,000 was paid in fiscal 1997 and $17,970,000 was paid in fiscal 1996 by the same-day delivery business. Accordingly, these cash payments are shown in net cash (to) from discontinued operations.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

  Corporate Express, Inc. ("Corporate Express" or the "Company") is a global provider of essential goods and services to large corporations and organizations. The Company's current product and service offering includes office supplies, paper, computing and imaging supplies, computer desktop software, office furniture, janitorial and cleaning supplies, advertising specialties, custom business forms, pressure-sensitive label products, forms management services, and printing. The Company's target customers are large corporations which operate from multiple locations and can benefit from selecting suppliers who can service them in many of their locations. In January 1999, the Company adopted a plan to discontinue its same-day delivery services and announced it was involved in negotiations to sell all or a majority stake of its janitorial and cleaning supplies business. The Company will continue to offer certain cleaning products as part of the Company's office products line.

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. As more fully described in Note 3, the Company has consummated numerous acquisitions certain of which were accounted for as poolings of interests and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of UT, Nimsa, HMI and Sofco for all applicable periods. Acquisitions accounted for as purchases are included in the accounts and operations as of the effective date of the transaction and immaterial acquisitions accounted for as poolings of interests are included in the accounts and operations as of the beginning of the fiscal quarter in which the transaction is effective. The Company accounts for its investments in less than 50% owned entities using the equity or cost methods. All intercompany balances and transactions have been eliminated.

  Definition of Fiscal Year

  As used in these consolidated financial statements and notes to consolidated financial statements, "fiscal 1998" refers to the twelve-month period ended January 30, 1999, "fiscal 1997" refers to the eleven-month period ended January 31, 1998 and "fiscal 1996," refers to the twelve-month period ended March 1, 1997, respectively. In connection with the mergers, Nimsa, UT, HMI and Sofco changed their 1996 fiscal year ends to conform to the fiscal year ends of the Company. Reference to the twelve months ended January 31, 1998 and the eleven months ended February 1, 1997 refer to unaudited periods and are presented for comparative purposes only.

  Cash and Cash Equivalents

  All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value.

  Inventories

  Inventories primarily consist of finished goods which are valued at the lower of first-in, first-out (FIFO) cost or market. The Company periodically assesses its inventory to determine market value based upon such factors as historical sales and purchases, inclusion in the Company's primary Office and Computer Products Catalog and other factors. Included in cost of sales for fiscal 1998 is a net restructuring related inventory provision of $3,130,000. These provisions reflect the write-down to fair market value of certain inventory which the Company decided to eliminate from its product line.

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

   Concentration of credit risk with respect to trade receivables is limited due to the wide variety of customers and markets into which the Company's products are sold, as well as their dispersion across many geographic areas. As a result, as of January 30, 1999, the Company did not consider itself to have any significant concentrations of credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses and historical losses have been within management's expectations.

   The Company does not enter into financial instruments for trading or speculative purposes. The Company has no financial instrument contracts currently outstanding.

   Intangible Assets

   Goodwill is amortized on a straight-line basis over a period of 40 years. Noncompete agreements, which are included in other assets, are amortized on a straight-line basis over periods of two to ten years. The Company evaluates intangible assets periodically in accordance with Statement of Financial Accounting Standards No. 121 to determine whether they are properly reflected in the financial statements based upon future undiscounted operating cash flows. If an impairment is determined to exist, the impaired asset is written down to fair market value. The net goodwill balance of $788,963,000 at January 30, 1999 reflects fiscal period 1998 additions from acquisitions of $43,668,000, amortization of $20,985,000, write-offs of $3,067,000 related to the restructuring and reversals of $3,506,000.

   Software

   The Company capitalizes certain internal and external software acquisition and development costs that benefit future years. The amortization commencement is dependent on when the software is placed in service (for purchased software) or when the software is ready for its intended use (for internally developed software). All software is amortized over its economic useful life, which is three to seven years, using the straight-line method and is included in Amortization of Intangibles on the Consolidated Statements of Operations. Capitalized costs include primarily payments to outside firms for purchased software and for direct services related to the development of proprietary software (external costs), salaries and wages of individuals dedicated to the development of software (internal costs), and capitalized interest. The following table summarizes the periodic changes to capitalized software costs:

                            CORPORATE EXPRESS, INC.

                                     External     Internal     Capitalized       Total                              Net
                                       Costs        Costs       Interest         Costs        Amortization         Asset
                                    -----------  -----------  -------------  -------------  -----------------  -------------
Balance, March 2, 1996                  $17,109      $ 3,816        $   717      $ 21,642           $ (1,472)      $ 20,170
Additions, net                           27,922        7,379          2,105        37,406             (2,181)        35,225
                                        -------      -------        -------      --------           --------       --------
Balance, March 1, 1997                   45,031       11,195          2,822        59,048             (3,653)        55,395
Additions, net                           18,352       20,271          3,248        41,871             (5,542)        36,329
                                        -------      -------        -------      --------           --------       --------
Balance, January 31, 1998                63,383       31,466          6,070       100,919             (9,195)        91,724
Additions                                24,352       19,881          5,546        49,779            (10,046)        39,733
Retirements                                  --           --             --        (4,947)               427         (4,520)
                                        -------      -------        -------      --------           --------       --------
Balance, January 30, 1999               $87,735      $51,347        $11,616      $145,751           $(18,814)      $126,937
                                        =======      =======        =======      ========           ========       ========

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

   On March 4, 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1 providing guidance on accounting for the costs of computer software developed or obtained for internal use. This pronouncement will be effective beginning fiscal 1999. The Company reviewed its current policies for accounting for costs associated with internal software development projects and how they may be effected by SOP 98-1. The Company believes its current policies are materially consistent with the SOP, and there will not be a significant impact on the Company's future results of operations.

   Accrued Purchase Costs

   The Company accrues direct external costs incurred to consummate an acquisition, other external costs and liabilities to close the acquired entity's facilities, and severance and relocation payments to the acquired entity's employees.

   Accrued Restructuring, Merger and Related Costs

   Accrued restructuring, merger and related costs include the actual costs of completing acquisitions accounted for as pooling of interests transactions, additional costs associated with integrating the combined companies' operations, including liabilities for severance benefits for employees expected to be terminated, and costs to restructure the Company's existing operations.

   Revenue Recognition

   Revenue is recognized upon the shipment of products and completion of service to customers.

   Cost of Sales

   Vendor rebates and similar payments are recognized on an accrual basis in the period earned and are recorded as a reduction to cost of sales. Delivery and occupancy costs are included as an increase to cost of sales.

                            CORPORATE EXPRESS, INC.

   Warehouse Operating and Selling Expenses

   Warehouse operating and selling expenses include all costs associated with operating regional warehouses and sales offices, including warehouse labor, related warehouse general and administrative expenses (excluding occupancy), selling expenses and commissions related to the Company's direct sales force, and warehouse assimilation costs.

   Other Comprehensive Income

   Comprehensive income consists of net income, foreign currency translation and unrealized loss on securities and is presented in the Consolidated Statement of Shareholders' Equity. Balance sheet accounts of foreign operations are translated using the year-end exchange rate, and income statement accounts are translated on a monthly basis using the average exchange rate for the period. Unrealized gains and losses on translation adjustments and marketable securities are recorded in shareholders' equity as other comprehensive income. Realized gains and losses from transactions are reflected in income and consist of a realized gain on marketable securities in fiscal 1998 of $6,273,000 and an aggregate transaction gain of $116,000 in fiscal 1996. The Company does not currently hedge foreign currency risk exposures.

   Components of other accumulated comprehensive income (expense) consist of the following:

                                                                   Foreign        Unrealized            Other
                                                                   Currency        Loss on          Comprehensive
                                                                 Translation      Securities      Income (Expense)
                                                                --------------  --------------  ---------------------
                                                                                   (in thousands)
      March 2, 1996                                                  $    196       $      ---               $    196
      Fiscal 1996 change                                               (1,372)             ---                 (1,372)
                                                                     --------       ----------               --------

      March 1, 1997                                                  $ (1,176)      $      ---               $ (1,176)
      Fiscal 1997 change                                              (10,813)             ---                (10,813)
                                                                     --------       ----------               --------

      January 31, 1998                                               $(11,989)             ---               $(11,989)
      Fiscal 1998 change                                                1,484          (2,331)               (   847)
                                                                     --------       ----------               ---------

      January 30, 1999                                               $(10,505)        $(2,331)               $(12,836)
                                                                     ========       ==========               =========

       The change in unrealized loss on marketable securities during fiscal 1998 is net of a tax benefit of $1,490,000. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

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

   Pro Forma Net Income Per Share

   Pro forma earnings per share (EPS) is computed and presented in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS excludes dilution and is computed by dividing income available to common stockholders (net income after giving effect to the pro forma tax adjustment) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

   Stock Split and Stock Dividends

   The Company distributed a 50% share dividend in January 1997; accordingly all share numbers and prices have been adjusted to reflect this dividend.

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

   Reclassifications

   Certain reclassifications have been made to the fiscal 1997 and 1996 consolidated financial statements to conform to the fiscal 1998 presentation. These reclassifications include the discontinuance of the same-day delivery operations and are shown as a separate line item in the financial statements and, except as otherwise noted, have been removed from the related footnotes. These reclassifications had no impact on net income.

   Segment Disclosures

   In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see
Note 16 "Segment Information").

                            CORPORATE EXPRESS, INC.

2. CHANGE IN YEAR END

   In January 1998, the Company changed its fiscal year end from the end of February to January 31,1998. The results of operations of the Company for the comparative periods are as follows:


                                                          Twelve Months      Twelve Months      Eleven Months      Eleven Months
                                                              Ended              Ended              Ended              Ended
                                                        January 30, 1999   January 31, 1998   January 31, 1998   February 1, 1997
                                                        -----------------  -----------------  -----------------  -----------------
                                                                              (unaudited)                           (unaudited)
Net sales                                                     $3,752,591         $3,050,947         $2,837,111         $2,224,203
Cost of sales                                                  2,875,885          2,313,819          2,155,289          1,695,212
Restructuring related inventory provision                          3,130                 --                 --                 --
                                                              ----------         ----------         ----------         ----------
    Gross profit                                                 873,576            737,128            681,822            528,991
Warehouse operating and selling expenses                         599,686            511,694            472,213            376,918
Corporate general and administrative expenses                     93,753             75,936             71,325             58,005
Amortization of intangibles                                       32,626             23,907             22,158             14,520
Restructuring, merger & other nonrecurring charges                54,805             11,337             11,337              8,407
                                                              ----------         ----------         ----------         ----------
    Operating profit                                              92,706            114,254            104,789             71,141
Interest expense, net                                             75,302             36,099             34,014             17,958
Other income (expense)                                             6,212                757                464                (50)
                                                              ----------         ----------         ----------         ----------
    Income  before income taxes                                   23,616             78,912             71,239             53,133
Income tax expense                                                19,451             34,498             31,509             23,385
Minority interest (income) expense                                 2,222             (1,862)            (1,319)            (1,314)
                                                              ----------         ----------         ----------         ----------
    Income from continuing operations                              1,943             46,276             41,049             31,062
Discontinued operations, net of tax:
    Income (loss) from discontinued operations                   (17,652)             4,416              3,355              4,645
    Loss on disposal                                             (52,000)                --                 --                 --
                                                              ----------         ----------         ----------         ----------
    Income (loss) from discontinued operations                   (69,652)             4,416              3,355              4,645
                                                              ----------         ----------         ----------         ----------
    Income (loss) before extraordinary item                      (67,709)            50,692             44,404             35,707
    Loss on early extinguishment of debt                           5,581                 --                 --                 --
                                                              ----------         ----------         ----------         ----------
    Net income (loss)                                         $  (73,290)        $   50,692         $   44,404         $   35,707
                                                              ==========         ==========         ==========         ==========
Pro forma net income (loss) (1)                               $  (73,290)        $   50,692         $   44,404         $   33,993
                                                              ==========         ==========         ==========         ==========

Pro forma net income (loss) per share - Basic:
    Continuing operations                                     $     0.02         $     0.35         $     0.31         $     0.24
    Discontinued operations                                        (0.62)              0.04               0.03               0.04
    Extraordinary item                                             (0.05)                --                 --                 --
                                                              ----------         ----------         ----------         ----------
    Net income (loss)                                         $    (0.65)        $     0.39         $     0.34         $     0.28
                                                              ==========         ==========         ==========         ==========

Pro forma net income (loss) per share - Diluted:
    Continuing operations                                     $     0.02         $     0.34         $     0.30         $     0.23
    Discontinued operations                                        (0.61)              0.03               0.02               0.03
    Extraordinary item                                             (0.05)                --                 --                 --
                                                              ----------         ----------         ----------         ----------
    Net income (loss)                                         $    (0.64)        $     0.37         $     0.32         $     0.26
                                                              ==========         ==========         ==========         ==========


(1) Pro forma net income for the eleven months ended February 1, 1997 reflects the tax impact for a subchapter S acquisition as if the acquired company was a C corporation.

                            CORPORATE EXPRESS, INC.

3. POOLING OF INTERESTS

   Fiscal 1998

   There were no pooling of interest transactions during fiscal 1998.

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

   Effective November 8, 1996, the Company issued approximately 6,332,000 shares of common stock in exchange for all of the outstanding stock of UT, the second largest same-day delivery service provider in the United States. The UT operations were discontinued for financial reporting purposes in fiscal 1998.

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

                            CORPORATE EXPRESS, INC.

     Results of Pooled Companies Prior to Merger

     Separate results of operations for Corporate Express and the pooled operations for the periods prior to the mergers are as follows:

                                           Year Ended
                                          March 1, 1997
                                          -------------
                                          (In thousands)
Net sales (from continuing operations):
    Corporate Express                      $2,153,967
    HMI                                        92,080
    Sofco                                     139,734
    Nimsa                                      52,258
                                           ----------
    Combined                               $2,438,039
                                           ==========

Net income (1):
    Corporate Express                      $   31,710
    HMI                                         4,182
    Sofco                                       3,529
    UT                                          1,369
    Nimsa                                       1,206
                                           ----------
    Combined                               $   41,996
                                           ==========

Other changes in shareholders' equity:
    Corporate Express                      $  106,299
    HMI                                        (3,761)
    Sofco                                       1,538
    UT                                         26,135
    Nimsa                                        (376)
                                           ----------
    Combined                               $  129,835
                                           ==========

     Certain reclassifications and adjustments have been made to the prior financial statements of the pooled companies to conform to the Corporate Express financial presentation and policies which adjustments had an immaterial effect on net income.

     All intercompany transactions have been eliminated.

(1) Consolidated net income for fiscal 1996 includes the income and expenses of Corporate Express, HMI, Sofco and Nimsa, and the discontinued operations net income from UT for the twelve months ended March 1, 1997.

     At the time of acquisition in fiscal 1996, HMI had a year end of December 31, and Nimsa had a year end of June 30. In order to conform the HMI and Nimsa year ends to Corporate Express' fiscal year end, Nimsa net income for the March 1996 to June 1996 period was included in both fiscal 1995 and 1996, and HMI net income for the January 1996 to February 1996 period was excluded from fiscal 1995. Accordingly, an adjustment has been made in fiscal 1996 to debit retained earnings directly for the March 1996 to June 1996 Nimsa net income of $630,000 and to credit retained earnings directly for the January 1996 to February 1996 HMI net income of $200,000.

                            CORPORATE EXPRESS, INC.

    The results of operations for the adjustment periods are as follows:

                    Period    Net Sales  Net Income
                   ---------  ---------  ----------
                            (in thousands)
          Nimsa    3/96-6/96    $25,986        $630
          HMI      1/96-2/96     15,415         200

4.  RESTRUCTURING, MERGER AND OTHER NONRECURRING COSTS

Fiscal 1998 Restructuring Charge:

    In January 1999, the Company adopted a global restructuring plan designed to lower its fixed operating cost structure by reducing the number of its employees and accelerating facility consolidations and closures. The restructuring plan provides for a planned gross reduction of approximately 1,000 employees (including management, warehouse and administrative employees) and the closure or consolidation of approximately 70 warehouse, sales and administrative offices. As a result of the restructuring, the Company recorded a net pre-tax restructuring charge of $57,935,000, of which $54,805,000 (net of a prior period merger charge revision of $1,122,000) is recorded in operating expenses and $3,130,000 (net of revisions of $590,000) is recorded in cost of sales in the accompanying consolidated statements of operations. The restructuring charge affects North America Office Products ($18,945,000), International Office Products ($13,261,000), Other Products and Services ($5,827,000), as well as Corporate Headquarters ($19,902,000). The total charge of $59,647,000 reflects $36,449,000 in cash payments and $23,198,000 in non-cash payments.

    The following table summarizes the fiscal 1998 restructuring charge and its related usage:

                               Employee                            Accrued
                             Severance &        Facility        Restructuring    Other Asset
                             Termination       Closure &       & Related Costs         Write Downs
                              Costs (1)    Consolidations (2)      Balance       & Costs (3)     Total
                             ------------  ------------------  ----------------  ------------  ---------
                                                           (in thousands)
Fiscal 1998 charge               $23,263             $13,186           $36,449      $ 23,198   $ 59,647
Payments                          (5,167)               (612)           (5,779)          ---     (5,779)
Non-cash usage                       ---                 ---               ---       (12,562)   (12,562)
                                 -------             -------           -------      --------   --------
Balance, January 30, 1999        $18,096             $12,574           $30,670      $ 10,636   $ 41,306
                                 =======             =======           =======      ========   ========

(1) Employee severance and terminations costs are related to the elimination of certain management positions, facility closures and consolidations. Of the 1,000 employees planned to be terminated, 270 employees have been terminated in fiscal 1998. Approximately 580 additional employees will be terminated in fiscal 1999 and the remaining employees will be terminated in fiscal 2000.

(2) Facility closure and consolidation costs are the estimated costs to close redundant facilities, lease costs and other costs associated with closed facilities. Of the 70 facilities planned to be closed, 18 facilities were closed in fiscal 1998. Approximately 37 additional facilities will be closed in fiscal 1999 and the remaining facilities will be closed in fiscal 2000.

(3) Other asset write-downs and costs of $23,198,000 are recorded as contra assets and include $16,411,000 of warehouse and office equipment, leasehold improvements, and other assets being abandoned or written off, $3,067,000 of intangible assets that have been impaired, and $3,720,000 of inventory which the Company has decided to eliminate from its product line as a result of the exit plans. All amounts are shown at estimated net realizable value; depreciation expense will continue through the asset disposition date. After non-cash usage of $12,562,000, the remaining balance of $10,636,000

                            CORPORATE EXPRESS, INC.

     primarily reflects the assets to be disposed of in conjunction with the facility closures and will be utilized accordingly.

Merger and Other Nonrecurring Charges:

     During the fourth quarter of fiscal 1997, the Company recorded a net merger and other nonrecurring charge of $11,337,000. This net charge is comprised of $13,962,000 in merger and other nonrecurring charges in connection with the Company's acquisition of DDI, several acquisitions accounted for as immaterial poolings of interests and certain provisions for reductions in force and facility closures at other locations. The gross charge is offset by $2,625,000 in revisions to the merger and other nonrecurring charges established in previous periods to reflect the final transaction and exit costs incurred. These revisions reflect the finalization of employee contract buyouts and delays in closing certain facilities and disposition of related assets. The 1997 fiscal period charge included the planned closure of 25 facilities and the reduction of 295 employees. As of January 30, 1999, 14 facilities have been closed or consolidated, three regional warehouses will be downsized and converted into breakpoints and four regional sales offices will no longer be closed. Of the four remaining facility closures, one closure began in March 1999 and the remaining three will be closed in 1999. Of the three warehouses to be converted to breakpoints, one is in process and the other two will be completed in 1999. Approximately 150 employees remain to be terminated in conjunction with the remaining facility closures and the downsizing of the reginal warehouses. Also included in the remaining balance are contracts with periodic payments that will continue into 1999.

     During the last half of fiscal 1996, the Company recorded a net merger and other nonrecurring charge of $8,480,000. This net charge is comprised of $13,537,000 in merger and other nonrecurring charges primarily in conjunction with the acquisitions of Nimsa, HMI and Sofco, offset by $5,057,000 in revisions to the merger and other nonrecurring charge established in the fourth quarter of fiscal 1995. In connection with the fiscal 1996 exit plans, the Company evaluated its facility and personnel requirements and identified duplicate facilities consistent with the new plan. As a result of this new plan, the closure of five distribution facilities, incorporated in the original 1995 plan, was superceded. Included in the distribution facilities that were to be retained, was the South Carolina facility which was expected to be merged into the Atlanta and North Carolina facilities. Due to significant new business in the Atlanta area and several unexpected acquisitions, the Atlanta facility is at full capacity and this closure plan was terminated. Additionally, several subsequent acquisitions in fiscal 1995 were completed in the Carolinas and surrounding markets, which eliminated the opportunity to close the South Carolina facility and maintain a high level of customer service.

     The fiscal 1996 charges include the actual costs of completing the acquisitions, closing other redundant facilities, and severance for employee terminations. The original charge included the closure of nine facilities and the reduction of 77 employees. To date, eight facilities have been closed or consolidated, 21 employees have been terminated, and 33 employees will no longer be terminated as the result of revised exit plans.

                            CORPORATE EXPRESS, INC.

     The following table summarizes the accrued merger and other nonrecurring charges and their related usage:

                                             Employee                         Accrued
                                Merger     Severance &      Facility          Merger &       Other Asset
                              Transaction  Termination      Closure &         Related Costs  Write Downs
                               Costs (1)     Costs(2)     Consolidations (3)   Balance        & Costs (4)       Total
                              ----------- --------------  ------------------  -------------  ------------  ------------
                                                                   (in thousands)
Balance, March 2, 1996         $  6,144       $ 6,418               $ 4,280    $ 16,842         $ 2,311      $ 19,153
Additions, net of reversals       9,980           440                (2,013)      8,407              73         8,480
Payments                        (14,560)       (1,633)                 (150)    (16,343)            ---       (16,343)
Non-cash usage                      ---           ---                   ---         ---          (  732)         (732)
                               --------       -------               -------    --------         -------      --------
Balance, March 1, 1997            1,564         5,225                 2,117       8,906           1,652        10,558
Additions, net of reversals       5,282         4,326                 1,483      11,091             246        11,337
Payments                         (6,472)       (2,266)                 (453)     (9,191)            ---        (9,191)
Non-cash usage                      ---           ---                   ---         ---            (579)         (579)
                               --------       -------               -------    --------         -------      --------
Balance, January 31, 1998           374         7,285                 3,147      10,806           1,319        12,125
Additions, net of reversals        (209)         (544)                 (312)     (1,065)            (57)       (1,122)
Payments                           (165)       (3,082)               (1,004)     (4,251)           (465)       (4,716)
                               --------       -------               -------    --------         -------      --------
Balance, January 30, 1999      $    -0-       $ 3,659               $ 1,831    $  5,490         $   797      $  6,287
                               ========       =======               =======    ========         =======      ========

(1) Merger transaction costs included the direct costs from the pooling transactions and those direct costs incurred by DDI, and include legal, accounting, investment banking, printing, contract buy-outs and other related costs.

(2) The remaining balance of $3,659,000 reflects remaining balances in the fiscal 1995 charge of $768,000, fiscal 1996 charge of $71,000, and fiscal 1997 charge of $2,820,000. The fiscal 1995 charge reflects the remaining severance associated with the centralization of certain shared services which began in the second quarter of fiscal 1997 and will be substantially completed by the end of fiscal 1999. The phased consolidation of these services reflects the Company's objective to maintain a high level of service to its customers and vendors, while reducing its internal cost structure. The remaining balance in the fiscal 1997 charge primarily reflects the consolidation of the Carolina facilities which is expected to be substantially complete by the end of the second quarter of fiscal 1999. The remaining balance reflects the planned terminations of approximately 200 employees.

(3) The remaining balance of $1,831,000 reflects remaining balances in the fiscal 1995 charge of $320,000 and the fiscal 1997 charge of $1,511,000. The fiscal 1995 charge reflects the post closing costs related to the centralization of certain shared services. The remaining balance in the fiscal 1997 charge primarily reflects the consolidation of the Carolina facilities which is expected to be substantially complete by the end of the second quarter of fiscal 1999.

(4) The remaining balance of $797,000 primarily reflects the assets that will be disposed of in conjunction with the facility closures which are expected to be substantially complete by the end of the second quarter of fiscal 1999.


5.   PURCHASES

     Fiscal 1998

     The Company acquired for a net cash purchase price of $28,770,000, 14 international product distributors. The excess of the purchase price over the fair market value of net tangible assets acquired was allocated to goodwill and is being amortized over 40 years.

     Fiscal 1997

     The Company acquired for a net cash purchase price of $24,572,000 and approximately 12,687,000 shares of common stock, 10 domestic product distributors, and 15 international product distributors. The excess of the

                            CORPORATE EXPRESS, INC.

purchase price over the fair market value of the net tangible assets acquired was allocated to goodwill and is being amortized over 40 years. Additionally, the Company completed six acquisitions which were accounted for as immaterial poolings of interest for approximately 2,208,000 shares of common stock. Included in the 10 domestic product distributors, is the acquisition of DDI, a provider of forms management services, custom business forms and pressure-sensitive labels for large corporate customers, purchased for approximately 10,740,000 shares of common stock.

     The net purchase price for DDI was allocated as follows:

                                                     (in thousands)
          Current assets, excluding cash acquired        $  75,365
          Property, plant and equipment, net                52,487
          Other assets                                      20,591
          Goodwill                                         130,438
          Liabilities assumed                             (112,938)
                                                         ---------
          Purchase price, net of cash acquired           $ 165,943
                                                         =========

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

     Fiscal 1996

     The Company acquired for a net cash purchase price of $241,846,000 and approximately 3,600,000 shares of common stock, 46 domestic product distributors, 29 international office product distributors and 11 delivery service companies. The excess of the purchase price over the fair market value of the net tangible assets acquired was allocated to goodwill and is being amortized over 40 years. Included in the 46 domestic product acquisitions is the acquisition of ASAP Software Express, Inc. ("ASAP"), a distributor of software to large corporations. The ASAP purchase price was $97,611,000 offset by cash acquired of $13,792,000. Included in the 29 international product acquisitions is Boulevard Produits De Bureau, Inc. ("Boulevard"), a seller of office supplies, furniture and equipment, for a net cash purchase price of $16,102,000. The Company also repaid $9,498,000 of Boulevard promissory notes with cash of $731,900 and 356,832 shares of the Company's common stock.

     In January 1997, Corporate Express Australia ("CEA") shareholders approved a one for five non-renounceable common stock rights offer at a price of A$.85 (US$.65) per share. Pursuant to the rights offer, on February 27, 1997, CEA issued 8,216,721 shares to Corporate Express and 3,553,370 shares to institutional investors. As of March 1, 1997, Corporate Express interest in CEA was 54.6%. On March 10, 1997, an additional 3,750,000 shares were issued to institutional investors which changed the Corporate Express interest in CEA to 52.4%. As of January 30, 1999 Corporate Express interest in CEA was 53.2%.

     Pro Forma Results of Acquired Companies (unaudited)

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

                            CORPORATE EXPRESS, INC.

occurred had the acquisitions been made at the beginning of the year, or of results which may occur in the future. The pro forma results listed below are unaudited and reflect the impact of purchase price adjustments.


                                                                  Eleven Months
                                                 Year Ended           Ended
                                              January 30, 1999   January 31, 1998
                                              -----------------  ----------------
                                            (In thousands, except per share amounts)
Net sales                                           $3,795,114         $3,249,876
Income from continuing operations                        2,454             50,431
Income (loss) from discontinued operations             (69,652)             3,355
Net income (loss) before extraordinary item            (67,198)            53,786
Net income (loss)                                      (72,779)            53,786
Net income (loss) per share - Basic:
 Continuing operations                              $     0.02         $     0.35
 Discontinued operations                                 (0.62)              0.03
 Extraordinary item                                      (0.05)                --
                                                    ----------         ----------
  Net income (loss)                                 $    (0.65)        $     0.38
                                                    ==========         ==========
Net income per share  -  Diluted:
 Continuing operations                              $     0.02         $     0.34
 Discontinued operations                                 (0.61)              0.02
 Extraordinary item                                      (0.05)                --
                                                    ----------         ----------
  Net income (loss)                                 $    (0.64)        $     0.36
                                                    ==========         ==========

6.   ACCRUED PURCHASE COSTS

     In conjunction with purchase acquisitions, the Company accrues certain direct external costs associated with closing redundant facilities of acquired companies, and severance and relocation payments to the acquired company's employees.

     The following tables set forth activity in the Company's accrued purchase liabilities:

                                                                                 Disposition
                                            Facility     Redundant                of Assets
                                  Total    Exit Costs   Facilities   Severance     & Other
                                 --------  -----------  -----------  ----------  ------------
                                                        (In thousands)
Balance, March 1, 1997            12,888        1,845        3,269       6,149         1,625
Additions                          6,365          807        1,477       3,788           293
Payments                          (9,289)      (2,188)      (1,379)     (5,256)         (466)
Reversals to goodwill               (586)          --         (239)       (281)          (66)
                                 -------      -------      -------     -------        ------
Balance, January 31, 1998          9,378          464        3,128       4,400         1,386
Additions                          4,742          393          748       2,975           626
Payments                          (4,197)        (332)      (1,065)     (2,011)         (789)
Reversals to goodwill             (3,506)        (119)        (973)     (1,818)         (596)
                                 -------      -------      -------     -------        ------
Balance, January 30, 1999 (1)    $ 6,417      $   406      $ 1,838     $ 3,546        $  627
                                 =======      =======      =======     =======        ======

                            CORPORATE EXPRESS, INC.

(1) Accrued purchase costs primarily relate to consolidating acquired operations into existing Company facilities. All consolidation projects are planned to be completed within two years of the acquisition date. Remaining balances primarily represent international consolidation plans.


7.   DISCONTINUED OPERATIONS

     In January 1999, the Company adopted a plan to discontinue its same-day delivery business. This business is accounted for as discontinued operations and, accordingly, their operations are segregated in the accompanying financial statements. The Company has retained an investment banking firm to assist in the sale of the same-day delivery business and expects to complete this sale by the end of fiscal 1999. This business was primarily acquired in March 1996 through the acquisition of Delivery and in November 1996 through the acquisition of UT. These acquisitions were accounted for as poolings of interests and, accordingly, their accounts and results are included as discontinued operations for all periods presented. In connection with the sale, including the results of operations between the measurement date (January 28, 1999) and the expected disposal date, of the same-day delivery business, the Company recorded a provision for estimated losses to be incurred on the sale of $52,000,000, net of applicable income tax benefits of $6,000,000 in the fiscal 1998 results. The effective income tax benefit rate for the estimated loss on disposal differs from the U.S. statutory tax rate primarily as a result of insufficient capital gains to record the tax benefit of an anticipated capital loss. The provision for estimated losses is based on management's best estimates of the amounts expected to be realized on the sale of the same-day delivery business. The amounts the Company will ultimately realize, if any, could differ from the amounts assumed in arriving at the loss anticipated on disposal of the discontinued operations.

     Net sales for the discontinued delivery business for fiscal 1998 were $721,696,000 compared to net sales of $807,230,000 for the twelve months ended January 31, 1998. Net sales for the eleven months ended January 31, 1998 (fiscal 1997) were $736,195,000 compared to net sales of $686,986,000 for the eleven months ended February 1, 1997. Net sales for fiscal 1996 were $758,021,000. Net loss from discontinued operations in fiscal 1998 of $17,652,000 includes a tax benefit of $9,934,000, net income from discontinued operations in fiscal 1997 of $3,355,000 includes related tax expense of $2,949,000, and the net income from discontinued operations in fiscal 1996 of $5,706,000 includes related tax expense of $7,275,000. The results of discontinued operations include allocations of interest expense based on the ratio of net assets of discontinued operations to the sum of total net assets of the Company. The total interest, including allocated interest, for fiscal 1998, 1997 and 1996 was $8,616,000, $4,293,000 and $6,903,000, respectively. The estimated allocated interest from the measurement date to the estimated disposal date was $6,200,000 and was used in estimating the Loss on Disposal. The results of the discontinued operations do not include any allocation of corporate overhead from the Company during the periods presented.

                            CORPORATE EXPRESS, INC.

     At January 30, 1999, the Net Assets of Discontinued Operations as presented in the accompanying Consolidated Balance Sheet are as follows:

                                              (In thousands)
                                              --------------
     Current assets                                $121,085
     Property, plant and equipment, net              28,915
     Other long-term assets                          78,234
                                                   --------
       Total assets                                 228,234
                                                   --------

     Current liabilities                             66,614
     Long-term liabilities                            4,999
                                                   --------
       Total liabilities                             71,613
                                                   --------
                                                    156,621
       Loss on disposal                              52,000
                                                   --------
     Net assets of discontinued operations         $104,621
                                                   ========

8.   DEBT

     Debt from continuing operations consisted of the following:

                                                                              January 30,        January 31,
                                                                                 1999               1998
                                                                           -----------------  -----------------
Domestic:                                                                             (in thousands)
9 5/8% Senior Subordinated Notes, due June 1, 2008, unsecured, subordinated to senior debt, guaranteed by all material
domestic subsidiaries of the Company, interest payable
semi-annually, commencing December 1, 1998.                                         $350,000           $     --

4 1/2% Convertible Notes (the "Convertible Notes"), due July 1,
2000, unsecured, interest payable semi-annually commencing on
January 1, 1997, convertible into shares of the Company's
common stock at a conversion price of $33.33 per share.                              325,000            325,000

Senior Secured Credit Facility consisting of $750,000,000
revolving line of credit and a $250,000,000 term note.
Collateralized by all tangible and intangible property of the domestic subsidiaries including inventory and receivables.
Interest rates are at a base rate or a Eurodollar rate plus an applicable margin.  Term note rates are from 0.25% to 0.75%
above the revolving line of credit rate.  The revolving line of credit is due April 25, 2003.  The term note provides for quarterly payments of $625,000 through April 25, 2003 and
quarterly payments of $29,687,500 thereafter until April 2005.
At January 30, 1999 the revolving interest rate was 6.44%, and                       472,825                 --
the term loan rate was 6.69%.  The commitment fee on the
unused portion of the revolving line of credit is .35% as of
January 30, 1999.

$500,000,000 unsecured multi-currency revolving line of credit
(Senior Credit Facility).  Interest rates at LIBOR plus .75%,

                            CORPORATE EXPRESS, INC.

(8.5% at january 31, 1998), with principal due on March 31,
2000. This debt was paid in full on April 22, 1998.                                --             254,037

9 1/8% Series B Senior Subordinated Notes ("9 1/8% Notes"),
unsecured, subordinated to existing debt, guaranteed by certain operating subsidiaries of the Company. Due March 15, 2004,
interest payable semi-annually. Redeemable by the Company from
March 1999 to March 2001. A significant portion of these notes
were redeemed in 1998.                                                          1,205              90,000

Senior secured notes collateralized by the assets of DDI.
 Notes are redeemable on or after July 15, 1999, at the option of the Company at redemption prices of 104.2% in 1999
 decreasing to 100% in 2001.  Interest is due semi-annually
 beginning in January.  These notes were defeased in FY 1998
 and the collateral released.                                                   5,558              7,397

                            CORPORATE EXPRESS, INC.

                                                                              January 30,        January 31,
                                                                                 1999               1998
                                                                           -----------------  -----------------
                                                                                      (in thousands)
Bank term loans, collateralized by equipment, with interest
floating at LIBOR plus 1.75% to 2%, principal and interest
payable monthly, maturities range from 48 months to 60 months.                        13,344              9,939

City of Aurora, Colorado Industrial Development Bonds, Series
1984, collateralized by land and building, interest at a
floating rate, as defined, ranging from 5.5% at January 31,
1998 to 5.0% at January 30, 1999, payable semi-annually and
principal installments of varying amounts ($150,000 in 1998
and $100,000 in 1997) payable annually through November 2009.                          4,130              4,280

Various revolving lines of credit, collateralized by certain assets of the Company, variable interest rate of 9.25% at
January 31, 1998.                                                                         --              2,455

Other term loans, a portion collaterized by certain assets,
interest from 4.8% to 16%.                                                            15,128             15,942

International:
Term loan facility collateralized by the assets of Corporate
Express Canada.  Floating interest rate, as defined, is 6.9%
at January 30, 1999.  Minimum principal payments of Canadian
$750,000 quarterly.                                                                    3,838              9,275

Notes payable due December 2006, variable interest rates (7.25%
on January 30, 1999 and 6.5% on January 31, 1998),
collateralized by cash deposits.                                                       5,153              3,099

Various revolving lines of credit, collateralized by certain assets of the Company, variable interest rates ranging from
4.0% to 9.0% at January 30, 1999.                                                     58,094             46,496

Other term loans, a portion collateralized by certain assets,
interest from 3.2% to 9.0%.                                                            9,113             11,691
                                                                                  ----------           --------

Total debt                                                                         1,263,388            779,611
Less current portion of debt                                                          63,042             30,319
                                                                                  ----------           --------
Long-term portion of debt                                                         $1,200,346           $749,292
                                                                                  ==========           ========

The annual maturities of debt for succeeding years are as follows:

     Fiscal Year       (In thousands)
     ----------------  --------------
         1999             $   63,042
         2000                353,116
         2001                  7,261
         2002                  7,956
         2003                315,843
         Thereafter          516,170
                          ----------
           Total          $1,263,388
                          ==========

     In addition to the above amounts, the Company had $4,619,000 of outstanding debt at January 30, 1999 related to its discontinued same-day delivery business. Annual maturities are $3,443,000, $1,015,000, and $161,000 for fiscal years 1999, 2000, and the periods thereafter, respectively. This debt will be either assumed by the purchaser or paid in full from the sale proceeds. This debt is included in Net Assets of Discontinued Operations on the Consolidated Balance Sheets.

     Certain of the debt agreements contain provisions which require maintenance of certain financial ratios, including debt to cash flow and fixed charge coverage. The Company's Senior Secured Credit Facility prohibits the distribution of dividends without the prior written consent of the lenders.

     On April 10, 1998, the Company closed the Dutch Auction tender offer it commenced on February 5, 1998, and purchased 35,000,000 shares tendered at a price of $10.75 per share. The Company funded the purchase of such shares and the payment of related fees and expenses through its new $1.0 billion Senior Secured Credit Facility. This Senior Secured Credit Facility consists of a $250,000,000 seven-year term loan and a $750,000,000 five-year revolving credit facility. The Senior Secured Credit Facility is guaranteed by substantially all domestic subsidiaries of the Company and is collateralized by all tangible and intangible property of the guarantors including inventory and receivables. At the Company's option interest rates are at a base rate or a Eurodollar rate plus an applicable margin determined by a leverage ratio as defined in the loan agreements. The term loan's interest rate ranges from 0.25% to 0.75% above the revolving loan interest rate. The Company is subject to usual covenants customary for this type of facility including financial covenants. In January 1999, the Company amended these covenants to clarify that the restructuring charge is excluded from the computations and to permit the disposal of certain non-core assets. The available funds may be used for general corporate purposes including permitted acquisitions and permitted share repurchases. The Company is in compliance with all debt covenants under the Senior Secured Credit Facility.

     On April 22, 1998, the Company's previous Senior Credit Facility was replaced and paid in full with proceeds from the new Senior Secured Credit Facility. Approximately $1,810,000 of deferred financing costs related to the previous Senior Credit Facility were expensed in the first quarter of fiscal 1998 and are shown as an extraordinary item of $1,104,000, net of tax of $706,000.

     On May 29, 1998, CEX Holdings, Inc., a wholly-owned subsidiary of the Company issued at par $350,000,000 principal amount of unsecured 9 5/8% Senior Subordinated Notes due 2008 (the "9 5/8% Notes"). The notes are guaranteed by all material domestic subsidiaries of the Company and are subordinated in right of payment to all senior debt which totaled approximately $511,000,000 at January 30, 1999. On or after June 1, 2003 through maturity, the notes may be redeemed at the option of the Company, in whole or in part, at redemption rates ranging from 104.813% to 100%. At any time on or before June 1, 2001, the Company may redeem up to 35% of the notes with the net cash proceeds of one or more public equity offerings at a redemption price equal to 109.625% of the principal amount thereof, subject to certain restrictions. Semi-annual interest payments are due on June 1 and December 1 which began on December 1, 1998. In May 1998 the Company settled an interest rate hedging contract based on $300,000,000 of U.S. Treasury notes related to the completed offering of the 9 5/8% Notes. The cost of

                            CORPORATE EXPRESS, INC.

the settlement of the contract was $7,271,000 and will be amortized over the ten-year term of the 9 5/8% Notes, bringing the effective interest rate of the debt instrument to 9.96%. On November 6, 1998, CEX Holding, Inc. commenced an exchange offer pursuant to which the 9 5/8% Notes were exchanged for substantially similar notes which have been registered under the federal securities laws. A portion of the proceeds from the sale of these notes was used to repay prior to maturity substantially all of the $90,000,000 9 1/8% Notes and to repay $245,000,000 on the Senior Secured Credit Facility. As a result of the early extinguishment of the 9 1/8% Notes, the Company recorded an extraordinary loss of $4,477,000, net of tax of $2,862,000, in the second quarter of fiscal 1998.

     On June 24, 1996, the Company issued $325,000,000 aggregate principal amount of Convertible Notes. The notes are convertible into the Company's common stock at a conversion price of $33.33 per share, subject to adjustments under certain conditions. A portion of the proceeds from the sale of the Convertible Notes was used to repay the Company's then existing credit facility and an acquisition note payable with the remaining proceeds being used to fund acquisitions and for other general corporate purposes.

     In conjunction with the purchase price allocation for the acquisition of DDI, the Company recorded DDI's 13.5% Senior Secured Notes, due in 2002, at their fair market value, then repurchased $54,068,000 of the Notes at a redemption price of 115%. On or after July 15, 1999 the Notes are redeemable, at the option of the Company, in whole or in part at redemption prices of 104.2% in 1999 decreasing to 100% in 2001. Interest on the notes is due semi-annually on January 15 and July 15. The notes were collateralized by a first priority security interest in substantially all assets of DDI other than accounts receivable. In accordance with the terms of the indenture, the remaining notes were defeased in 1998 and all collateral released, by depositing $5,578,000 in U.S. Government securities with the trustee.

     The Company capitalized $5,725,000, $3,239,000 and $3,887,000 of interest expense in the fiscal 1998, 1997 and 1996 periods, respectively, primarily related to software developed for internal use and the construction of corporate facilities.


9.   COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company has various noncancellable operating leases, primarily for warehouse buildings, delivery trucks, and computer equipment. Lease expense, net of sublease rentals of $1,148,000, $1,350,000, and $952,000 for the year ended January 30, 1999, the eleven months ended January 31, 1998, and the year ended March 1, 1997 was $59,323,000, $37,858,000 and $31,000,000, respectively.

Future minimum lease payments are as follows:

       Fiscal Year         (In thousands)
       -----------         --------------
     1999                     $ 53,253
     2000                       43,466
     2001                       32,653
     2002                       23,365
     2003                       17,641
     Thereafter                 63,573
                              --------
     Total                     233,951
     Less subleases                670
                              --------
     Net obligation           $233,281
                              ========

                            CORPORATE EXPRESS,INC.

     The leases generally are for periods of three to ten years and provide for renewals of one month to five years at the Company's option. In addition to the above amounts, future minimum lease payments for the discontinued same-day delivery business are approximately $27,236,000 in fiscal 1999, and $55,761,000 for periods thereafter.

     The Company has entered into agreements for the sale and leaseback of certain buildings and has accounted for such transactions as operating leases in accordance with SFAS No. 98 "Accounting for Leases." As of January 30, 1999 and January 31, 1998, facilities with book values totaling $14,329,000 and $17,096,000, respectively have been removed from the balance sheet, and gains realized on the sale transactions totaling $93,000 and $2,569,000, respectively have been deferred and are being amortized to income as rent expense adjustments over the lease terms. The average annual net lease payments, over the lives of the leases which expire between 2013 and 2014, are $1,573,000. The Company has purchase and lease renewal options at projected future fair market values under the agreements.

     Capital Leases

     The Company is the lessee of certain furniture and equipment under capital leases expiring in various years through 2009. Included in furniture and equipment at January 30, 1999 is $22,678,000 of assets under capital leases and related accumulated depreciation of $9,793,000. Future minimum lease payments required under these capital leases are as follows:

     Fiscal Year                                        (In thousands)
     -----------                                        --------------
       1999                                                 5,547
       2000                                                 3,777
       2001                                                 2,674
       2002                                                 1,069
       2003                                                    38
       Thereafter                                              --
                                                          -------
       Total minimum lease payments                        13,105
       Less amount representing interest                    1,255
                                                          -------
       Present value of minimum lease payments             11,850
       Less current portion of capital lease obligations    4,769
                                                          -------
       Non-current portion of capital lease obligations   $ 7,081
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

                            CORPORATE EXPRESS, INC

10.  INCOME TAXES

     Federal, state and foreign income taxes from continuing operations consisted of the following:

                                             Year Ended       Eleven Months        Year Ended
                                             January 30,          Ended             March 1,
                                                1999          January 31, 1998        1997
                                             -----------     -----------------    ------------
                                                             (In thousands)
     Current:
       Federal                                  $10,496            $ 2,583            $    79
       State                                      1,147                 77                283
       Foreign                                    7,833              3,571              1,943
     Deferred:
       Federal                                    4,640             20,197             11,161
       State                                        560              2,664              4,569
       Foreign                                   (6,067)               130               (793)
     Utilization of net operating losses            ---             (2,386)               ---
     Change in tax status                           ---                ---             (2,029)
     Allocated to contributed capital               842              4,673             11,161
                                                -------            -------            -------
          Total income tax expense              $19,451            $31,509            $26,374
                                                =======            =======            =======

     The amounts "allocated to contributed capital" relate to deductions recognizable only for tax purposes from the exercise of non-qualified stock options and the disqualifying dispositions of stock purchased under the Company's incentive stock option plan. The benefit recognized in fiscal 1996 for a change in tax status relates to establishing deferred tax assets for an acquired S corporation.

     The United States and foreign components of income (loss) before income taxes from continuing operations are as follows:

                        Year Ended      Eleven Months   Year Ended
                        January 30,        Ended         March 1,
                            1999      January 31, 1998     1997
                        -----------   ----------------  ----------
                                        (In thousands)
     United States          $27,709            $67,991    $61,363
     Foreign                 (4,093)             3,248       (559)
                            -------            -------    -------
     Total                  $23,616            $71,239    $60,804
                            =======            =======    =======

     At January 30, 1999, unremitted earnings of subsidiaries outside the United States were deemed to be permanently invested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

                            CORPORATE EXPRESS, INC

     The components of the net deferred tax assets and liabilities as of January 30, 1999 and January 31, 1998 are as follows:

                                                   January 30,   January 31,
                                                      1999          1998
                                                  ----------    ------------
                                                        (In thousands)
     Deferred tax assets:
        Accrued merger and other costs               $  1,857      $  5,568
        Accrued purchase costs                            463         2,784
        Allowance accounts                              3,683         4,626
        Insurance reserves                              3,134           343
        Inventory                                       8,554         8,138
        Net operating loss carryforwards               20,946        12,238
        Restructuring costs accrued                    11,898           ---
        Tax credits                                     4,032         3,075
        Vacation and benefits accrual                   7,112         6,056
        Valuation allowance                            (2,255)       (2,255)
        Other                                           3,944         2,748
                                                     --------      --------
     Total deferred tax assets                         63,368        43,321
                                                     --------      --------
     Deferred tax liabilities:
        Accounting methods                              1,573         3,479
        Intangible assets                              55,755        36,891
        Property, plant and equipment                  15,293        14,002
        Other non-current                                 ---           790
                                                     --------      --------
     Total deferred tax liability                      72,621        55,162
                                                     --------      --------
     Net deferred tax liability                      $ (9,253)     $(11,841)
                                                     ========      ========

     Financial Statements
        Current deferred tax assets                    43,191        34,036
        Non-current deferred tax assets                18,126         5,160
        Non-current deferred tax liabilities          (70,570)      (51,037)
                                                     --------      --------
     Net deferred tax liability                      $ (9,253)     $(11,841)
                                                     ========      ========

     At January 30, 1999 the Company had $49,305,000 of net operating loss carryforwards of which $6,191,000 and $43,114,000 are for United States and foreign tax purposes, respectively. The U.S. losses begin to expire in 2007, while the foreign losses are generally not subject to expiration dates.

     Included in the net operating loss carryforwards are losses from acquired subsidiaries. The utilization of these carryforwards may be affected by limitations under the Internal Revenue Code, and therefore, the benefit of these pre-acquisition net operating loss carryforwards may be limited.

     The net change in the valuation allowance for deferred taxes in the year ended January 30, 1999 and January 31, 1998 is no change and a decrease of $3,794,000, respectively. The valuation allowance as of January 30, 1999 and January 31, 1998 is related to acquired entities for which any subsequently recognized tax benefits would be allocated to reduce goodwill. The Company reviewed the need for a valuation allowance related to deferred tax assets in each year and determined that no adjustment was required. It was determined that it was more likely than not that a portion of the deferred tax assets, comprised primarily of operating loss carryforwards of acquired companies, may not be realized.

                            CORPORATE EXPRESS, INC

     The reconciliation of the differences between the Company's expense (benefit) for income taxes and taxes at the statutory rate, based on income from continuing operations, is as follows:

                                                                              Eleven Months
                                                             Year Ended           Ended          Year Ended
                                                          January 30, 1999   January 31, 1998   March 1, 1997
                                                          ----------------   -----------------  -------------
                                                                              (In thousands)
     Statutory federal income tax expense (benefit)             $ 8,265           $24,934         $21,282
     Adjustments:
      State income taxes, net of federal effect                   1,799             3,052           2,907
      Foreign income taxes                                        3,198             1,469            (123)
      Restructuring charges                                       1,021               ---             ---
      Merger costs                                                  ---             1,779           3,947
      Amortization of non-deductible goodwill                     3,455             3,147           3,272
      Untaxed S Corporation earnings and change in
      tax status                                                    ---               ---          (3,514)
      Other  non-deductible items                                   663               480             369
      Valuation allowance on tax loss carryforward                  ---            (2,386)            (47)
      Other                                                       1,050              (966)         (1,719)
                                                                -------           -------         -------
     Income tax expense                                         $19,451           $31,509         $26,374
                                                                =======           =======         =======

11.  EMPLOYEE BENEFIT PLANS

     Effective September 1, 1992, the Company implemented a retirement plan which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of the employees salary and all full-time employees are eligible to participate in the plan. New employees are eligible to enroll at the beginning of each calendar quarter. For the twelve months ended January 30, 1999, the eleven months ended January 31, 1998, and the twelve months ended March 1, 1997, the Company's matching contribution expense was $5,286,000, $3,297,000 and $2,204,000, respectively.

     CEA, the Company's majority-owned Australian subsidiary since May 1995, sponsors superannuation funds for its employees (similar to 401(k) plans in the United States). Total contributions by the Company for the period ended January 30, 1999, the eleven months ended January 31, 1998 and the year ended March 1, 1997 were approximately $1,575,000, $1,606,000, and $1,912,000, respectively.

     On August 29, 1994, the Company's shareholders approved the adoption of the 1994 Employee Stock Purchase Plan. A maximum of 1,125,000 shares of Common Stock may be purchased by eligible employees under the 1994 Employee Stock Purchase Plan ("ESPP"). All full-time employees with 30 days service at the start of the annual offering period are eligible to participate at contribution levels ranging from 1% to 15% of compensation. Contributions are applied to purchase common stock at a price equal to the lower of the beginning of the offering periods or end of the offering periods fair market value, less a discount of 10%. Contributions to this plan during the twelve months ended January 30, 1999, the eleven months ended January 31, 1998, and the year ended March 1, 1997 totaled approximately $2,697,000, $3,358,000 and $2,066,000, respectively and purchases under the plan totaled 168,463, 277,571 and 115,488 shares, respectively.

     Sofco has an Employee Stock Ownership Plan ("the ESOP") covering substantially all full-time employees. The ESOP invested in the common stock of Sofco which was converted to Corporate Express common stock upon

                            CORPORATE EXPRESS, INC
consummation of the acquisition. As of March 1, 1997, the ESOP owned 1,512,164 shares of Corporate Express common stock or equivalents. Employer contributions were $436,000 for fiscal 1996. The ESOP was merged into the Corporate Express, Inc. 401(k) Retirement Plan on September 3, 1997. A total of 1,494,152 shares were transferred and allocated to the participants. A total of 16 other qualified plans were merged into the Corporate Express, Inc. 401(k) Retirement Plan during fiscal 1997. The total amount of assets transferred into the Plan were $9,482,000.


12.  COMMON STOCK

     As of January 30, 1999 and January 31, 1998 there were 104,142,637 and 142,392,845 common shares outstanding, respectively (after giving effect to the repurchases of common stock in fiscal year 1998 and the three-for-two stock split effected in the form of a stock dividend in January 1997). Pursuant to the Dutch Auction tender offer, the Company purchased 35,000,000 shares at a price of $10.75 per share. Subsequent share repurchases made in the open market totaled 4,635,681 shares at an average price of $10.36 per share. The 39,635,681 treasury shares resulting from these transactions are reflected on the balance sheet at cost of $427,282,000 including applicable fees and expenses. The Company has terminated its share repurchase program.

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

     The Company has authorized 3,000,000 shares of Non-Voting Common Stock, par value $.0002 per share. No shares of the Non-Voting Common Stock are issued or outstanding at January 30, 1999, January 31, 1998 or March 1, 1997. In addition, the Company has authorized 25,000,000 shares of Preferred Stock, par value $.0001 per share. No shares of Preferred Stock are issued or outstanding at January 30, 1999, January 31, 1998 or March 1, 1997.

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

     Executive Plan. In June 1994, the Board of Directors adopted the 1994 Executive Stock Option Plan (the "Executive Plan") which permits the grant of stock options to the Company's executive officers. The Compensation

                            CORPORATE EXPRESS, INC

Committee administers the plan and establishes the terms of the options granted, including the number of shares, the exercise price, vesting schedule and termination provisions. The particular terms of each grant are set forth in separate stock option agreements entered into between the Company and the executive officer. The maximum aggregate number of shares of common stock for which options may be granted under this plan originally was 3,375,000 and was increased to 5,625,000 in August 1995, which increase was approved by shareholders in August 1996, and no single executive officer may be granted options covering more than 1,000,000 shares of common stock in any calendar year. Vesting accelerates upon occurrence of certain conditions, including increases in the Company's stock price and changes in control of the Company. The options generally expire ten years from the date of grant.

     1994 Stock Option Plan. The 1994 Stock Option and Incentive Plan (the "1994 Stock Option Plan") was adopted by the Board of Directors and approved by shareholders in August 1994. This plan replaced, for future grants, the 1992 Stock Option Plan. The 1994 Stock Option Plan permits the Company to grant incentive stock options and nonqualified stock options. The maximum aggregate number of shares of common stock which may be issued under the 1994 Stock Option Plan was 2,812,500, was increased to 9,562,500 in March 1996 and approved by the shareholders in August 1996 and increased to 13,562,500 and approved by the shareholders in July 1997. Options granted under the 1994 Stock Option Plan vest as specified in individual stock option agreements, which typically provide vesting in equal monthly installments over a period of five years, beginning in the month after the first anniversary of the grant date. The options generally expire on the seventh anniversary of the grant date. Options and awards that expire, terminate or are cancelled or forfeited will again be available for grant or award under the plan.

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

     Other Plans. Distribution Resources Company, Computer Software and DDI had stock option plans which, effective with the mergers with Corporate Express in fiscal 1997, became vested and were exercisable into shares of common stock, as adjusted to reflect the exchange ratio as defined in the merger agreements.

                            CORPORATE EXPRESS, INC

     During fiscal 1998 the Company twice offered employees the opportunity to cancel existing stock options in exchange for fewer replacement stock options priced at market value on the date of the new grant (in February and December). Approximately 15,252,000 total stock options were canceled, and new grants totaling approximately 10,237,000 stock options were issued for replacement stock options.

     The summary of the status of the Company's fixed stock option plans, including merged plans, as of January 30, 1999, January 31, 1998, and March 1, 1997, and changes during the years ending on those dates is presented below :

                                            January 30, 1999         January 31, 1998              March 1, 1997
                                         ---------------------    ----------------------     -------------------------
                                                     Weighted-                 Weighted-                     Weighted-
                                                      Average                   Average                       Average
                                          Shares      Exercise    Shares       Exercise       Shares          Exercise
                                          (000s)       Price      (000s)        Price         (000s)           Price
                                         -------     ---------    -------      ---------     --------        ---------
 Outstanding at beginning of year          23,621      $11.78      16,833       $13.59        15,216          $10.90
 Granted                                   14,418        9.80      11,797        10.15         4,405           21.15
 Exercised                                   (650)       5.56      (1,501)        5.83        (1,686)           5.98
 Forfeited                                (18,943)      12.96      (3,508)       17.46        (1,102)          18.46
                                         --------                 -------                    -------
 Outstanding at end of year                18,446        8.09      23,621        11.78        16,833           13.59
                                         ========                 =======                    =======

 Options vested and exercisable
    at year end                             5,382                   6,365                      5,407

 Weighted-average fair value of
    options granted during the year      $   3.76                 $  3.85                    $  7.61

 Weighted-average fair value of
     ESPP awards during the year         $   2.84                 $  4.49                    $  4.47

     The following table summarizes information about fixed stock options outstanding as of January 30, 1999:

                                 Options Outstanding                                             Options Exercisable
     ------------------------------------------------------------------------------       ---------------------------------
                                   Number       Weighted-Average                            Number
                                Outstanding        Remaining                              Exercisable

          Range of               at 1/30/99       Option Term      Weighted-Average       at 1/30/99       Weighted-Average
     Exercise Prices               (000s)         (in Years)        Exercise Price          (000s)          Exercise Price
     ---------------            ------------    ----------------   ----------------       -----------      ----------------
     $  .10 to 3.55                    845            2.2               $ 3.38                 747               $ 3.47
       3.56 to 7.10                 10,637            6.4                 6.14               2,227                 5.25
      7.11 to 11.11                  4,441            5.33                9.27                 965                 9.00
     11.12 to 14.66                  1,498            6.95               12.96               1,029                13.25
     14.67 to 19.83                    209            5.45               16.99                  83                17.01
     19.84 to 38.70                    816            4.59               22.20                 331                22.20
                                    ------                                                   -----
                                    18,446            5.92                8.09               5,382                 8.43
                                    ======                                                   =====


     The Company applies APB Opinion 25 and related interpretations in accounting for the above plans. Accordingly, no compensation cost has been recognized for its fixed stock-based plans with the exception of certain awards which were modified during fiscal 1998 resulting in a charge of approximately $1,479,000. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1998, 1997 and 1996: risk-free interest rates ranging from 4.5% to 6.75% expected life of four years; volatility of 40%, 35% and 35% for 1998, 1997 and 1996, respectively; and dividend yield of 0%. The

                            CORPORATE EXPRESS, INC
fair value of ESPP awards was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1998, 1997, and 1996: risk-free rates ranging from 4.5% to 6.75%; expected life of 1/2 year, one year, and one year for 1998, 1997 and 1996, respectively; and volatility of 45%. Had compensation cost been determined based on the fair value at the grant dates for stock option grants under those plans consistent with the method of FASB Statement 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below. Pro forma disclosures include the effects of the 1994 Employee Stock Purchase Plan and employee and non-employee director stock options granted during the year ended March 1, 1997, the eleven months ended January 31, 1998 and the year ended January 30, 1999.

                                                                                         Eleven
                                                                      Year Ended      Months Ended       Year Ended
                                                                      January 30,      January 31,        March 1,
                                                                          1999            1998            1997 (1)
                                                                      ----------      -------------      ----------
     Net income                                    As reported        $(73,290)          $44,404           $40,281
                                                   Pro forma           (88,043)           33,673            32,062

     Net income per common share - Basic           As reported           (0.65)          $  0.34           $  0.33
                                                   Pro forma             (0.78)             0.26              0.26
     Net income per common share - Diluted         As reported           (0.64)          $  0.32           $  0.31
                                                   Pro forma             (0.76)             0.24              0.25

     (1) Net income and net income per common share as reported represent pro forma net income and pro forma net income per common share as adjusted for the effects of pro forma S Corporation taxes as more fully described in Note
     14.

     Warrants

     As of January 30, 1999, warrants to purchase 562,500 shares of common stock were outstanding with an exercise price of $4.89 per share. The warrants expire on January 31, 2002. The exercise price assigned to the 562,500 of warrants was based on the fair market value of the Company's common stock at the dates of issuance of such warrants, which occurred in late fiscal 1993. The estimated fair market value for the Company's common stock was determined by the board of directors, which then included independent sophisticated investors, based upon recent cash sales of the Company' equity to third parties.

     Warrants were assumed by the Company in connection with the DDI and Delivery mergers and were converted to warrants for Corporate Express, Inc. common stock based upon the exchange ratio applicable to the respective mergers. As of January 30, 1999, outstanding warrants to purchase Delivery common stock are vested and exercisable into 19,500 shares of Corporate Express common stock at a price of $9.44 per share and outstanding warrants to purchase DDI common stock were vested and exercisable into 123,101 shares of Corporate Express stock.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," the Company has estimated the fair value of its financial instruments using the following methods and assumptions:

     . The carrying amount of accounts receivable, notes and other receivables, accounts payable and accrued liabilities approximate their fair values;

                            CORPORATE EXPRESS, INC

     . The fair value of the Senior Subordinated Notes based on quoted market prices was approximately $322,000,000 at January 30, 1999.

     . The fair value of the Convertible Notes is based on quoted market prices and was approximately $282,750,000 at January 30, 1999;

     . The fair value of the Series B Notes is based on quoted market prices and was approximately $1,221,000 at January 30, 1999;

     . The carrying amounts of the Company's debt, other than the Convertible Notes and the Series B Notes, approximates fair value since a substantial amount of such debt bears variable rates of interest, estimated by discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.


14.  PRO FORMA NET INCOME

     The pro forma net income and pro forma net income per share reflects the tax adjustment for a fiscal 1996 acquisition accounted for as a pooling of interests that was previously an S corporation for income tax purposes, as if the acquired company had filed a C corporation tax return for all periods presented. The effect is as follows:


                                                    Year Ended
                                                  March 1,  1997
                                                  --------------
                                                    (In thousands)
     Net income before pro forma adjustments, per
      consolidated statements of operations            $41,996
     Pro forma provision for income taxes                1,715
                                                       -------
     Pro forma net income                              $40,281
                                                       =======


15.  EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated as follows:

                                                                       Eleven
                                                 Year Ended         Months Ended        Year Ended
                                                 January 30,         January 31,         March 1,
                                                   1999                 1998               1997
                                                   ----                 ----               ----
Numerator for basic and diluted EPS:
  Income from continuing operations               $  1,943            $ 41,049           $ 36,290
     Pro forma taxes (Note 14)                         ---                 ---             (1,715)
                                                  --------            --------           --------
  Income available to common shareholders            1,943              41,049             34,575
  Discontinued operations                          (69,652)              3,355              5,706
  Extraordinary item                                (5,581)                ---                ---
                                                  --------            --------           --------
  Net income (loss)                               $(73,290)           $ 44,404           $ 40,281
                                                  ========            ========           ========
Basic EPS Calculation:
Denominator:
  Basic shares (1)                                 113,080             131,423            121,901
                                                  ========            ========           ========

                            CORPORATE EXPRESS, INC

Earnings per common share:
  Continuing operations                            $   0.02     $   0.31          $   0.28
  Discontinued operations                             (0.62)        0.03              0.05
  Extraordinary item                                  (0.05)         ---               ---
                                                   --------     --------          --------
  Net income (loss)                                $  (0.65)    $   0.34          $   0.33
                                                   ========     ========          ========

Diluted EPS Calculation:
Denominator (2):
  Basic shares                                      113,080      131,423           121,901
  Dilutive stock options and warrants                 2,321        6,435             8,128
                                                   --------     --------          --------
  Diluted shares                                    115,401      137,858           130,029
                                                   ========     ========          ========

Earnings per common share:
  Continuing operations                            $   0.02     $   0.30          $   0.27
  Discontinued operations                             (0.61)        0.02              0.04
  Extraordinary item                                  (0.05)         ---               ---
                                                   --------     --------          --------
  Net income (loss)                                $  (0.64)    $   0.32          $   0.31
                                                   ========     ========          ========

(1)  Reflects the 39,635,681 treasury shares acquired during fiscal 1998.
(2) Antidilutive stock options omitted from the denominator were 13,371,000, 5,992,528,and 425,077 for the year ended January 30, 1999, eleven months ended January 31, 1998 and year ended March 1, 1997, respectively. Also excluded from the calculation are the Convertible Notes with an exercise price of $33.33 per share which is greater than the average market price of the common shares.


16.  INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

     In fiscal 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Adoption of this Statement required the Company to change the disclosure of product information but did not require significant changes in the way segments were disclosed. The Company is organized primarily on the basis of business segments and geographic locations. The Company operates in four reportable business segments, excluding discontinued operations - (1) North America Office Products, (2) International Office Products, (3) Desktop Software Distribution, and (4) Other Products & Services; and two geographic segments - (1) U.S. and (2) International. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. The accounting policies of the segments are the same as those described in Note 1 - Operations and Summary of Significant Accounting Policies. Segment data includes intersegment revenues. The Company does not allocate its corporate headquarters' expenses to its segments.

     Included in the North America Office Products' segment are general office supplies, office furniture, computer and imaging supplies, manufactured forms and labels. The International Office Products' segment primarily includes general office supplies, office furniture, and computer supplies. The Desktop Software Distribution segment primarily includes the sale of shrink-wrapped product and the sale of licenses for the use of software produced by major software publishers. The Other category primarily includes advertising specialties, promotional products, and cleaning and service supplies. Included in the International segment are operations throughout Canada, Europe and the Southern Pacific.

                            CORPORATE EXPRESS, INC.

The following tables set forth information as to the Company's reportable segments:



BUSINESS SEGMENTS

                                                     N. America     International   Desktop
                                                       Office           Office      Software              Reconciling
                                                    Products (a)       Products   Distribution   Other     Items (a)    Consolidated
                                                    ------------    ------------  ------------  --------  ------------  ------------
Year ended January 30, 1999:
Net sales (b)                                        $2,275,712        $608,884       $582,121  $292,597     $ (6,723)    $3,752,591
Restructuring & other nonrecurring charges (c)           18,945          13,261             --     5,827       19,902         57,935
Depreciation and amortization                            34,263          10,965          3,838     3,454       12,602         65,122
EBITDA (d)                                              216,541          10,315         38,071    10,597      (55,770)       219,754
Operating profit                                        163,367         (11,564)        34,222     1,309      (94,628)        92,706
Interest expense, net                                                                                                         75,302
Other income (e)                                                                                                               6,212
                                                                                                                          ----------
Income before income taxes & minority interest                                                                            $   23,616
                                                                                                                          ==========

Property, equipment and software, net                   131,041          26,024          7,231    22,016      165,387        351,699
Capital expenditures                                     26,843           7,689          2,608     8,628       50,687         96,455

ELEVEN MONTHS ENDED JANUARY 31, 1998:
Net sales (b)                                        $1,782,078        $409,220       $392,750  $261,812     $ (8,749)    $2,837,111
Merger and other nonrecurring charges                     4,927           1,369             --       568        4,473         11,337
Depreciation and amortization                            21,809           7,741          3,303     3,079        9,543         45,475
EBITDA (d)                                              151,826           5,614         31,569    16,263      (41,889)       163,383
Operating profit                                        124,907          (4,828)        28,234    12,446      (55,970)       104,789
Interest expense, net                                                                                                         34,014
Other income                                                                                                                     464
                                                                                                                          ----------
Income before income taxes & minority interest                                                                            $   71,239
                                                                                                                          ==========

Property, equipment and software, net                   128,480          26,116          5,684    16,871      139,773        316,924
Capital expenditures                                     16,055           9,040            971     5,218       40,234         71,518

YEAR ENDED MARCH 1, 1997:
Net sales (b)                                        $1,538,525        $351,993       $303,735  $250,211     $ (6,425)    $2,438,039
Merger and other nonrecurring charges                      (241)             --          1,329     6,390          929          8,407
Depreciation and amortization                            18,577           5,262          2,996     1,474        5,201         33,510
EBITDA (d)                                              119,612           3,517         22,510    13,772      (34,795)       124,616
Operating profit                                        101,060          (3,634)        18,112     5,899      (40,830)        80,607
Interest expense, net                                                                                                         20,045
Other income                                                                                                                     242
                                                                                                                          ----------
Income before income taxes & minority interest                                                                            $   60,804
                                                                                                                          ==========

Property, equipment and software, net                    70,939          19,693          5,746     7,618      116,706        220,702
Capital expenditures                                      8,860           9,455            884     4,038       81,011        104,248

(a) Includes unallocated corporate headquarter expenses and assets, as well as elimination of intersegment revenue. Intersegment sales are generally made at cost plus a nominal handling fee.
(b) The North America Office Products Net sales are shown net of intrasegment sales of $37,654,000, $18,030,000 and $8,811,000 for fiscal 1998, eleven-
     months ended January 31, 1998 and fiscal 1997, respectively. There are no intrasegment sales within the other business segments.
(c) Includes restructuring related inventory provisions of $1,919,000 in North America Office Products and $1,211,000 in the Other Segment.
(d) EBITDA for segment reporting purposes excludes restructuring and other non-recurring charges.
(e)  Includes a gain on the sale of marketable securities of $6,273,000.

                            CORPORATE EXPRESS, INC.

GEOGRAPHIC SEGMENTS
                                                              Domestic    International  Reconciling
                                                             Operations    Operations     Items (a)   Consolidated
                                                             ----------    ----------     -----       ------------
Year ended January 30, 1999:
Net sales                                                    $2,812,802       $939,789     $     --     $3,752,591
Property, equipment, and software, net                          147,920         38,392      165,387        351,699

ELEVEN MONTHS ENDED JANUARY 31, 1998:
Net sales                                                    $2,165,544       $671,567     $     --     $2,837,111
Property, equipment, and software, net                          138,994         38,157      139,773        316,924

YEAR ENDED MARCH 1, 1997:
Net sales                                                    $1,872,913       $565,126     $     --     $2,438,039
Property, equipment, and software, net                           67,191         36,805      116,706        220,702

(a) Includes unallocated corporate headquarter assets. There are no intersegment revenues.


17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                            First       Second        Third         Fourth
                                                                           Quarter      Quarter      Quarter        Quarter
                                                                            Ended        Ended        Ended          Ended
                                                                            May 2,      August 1,    October 31,    January 30,
                                                                            1998         1998          1998           1999
                                                                           ------       --------     ----------     ----------
                                                                                 (In thousands, except per share data)
 YEAR ENDED JANUARY 30, 1999:
 Net sales                                                                 $918,472    $935,056      $935,752     $ 963,311
 Gross profit                                                               216,826     221,393       222,641       212,716  (a)
 Income (loss) from continuing operations                                    15,590      14,005        14,006       (41,658) (a)
 Income (loss) from discontinued operations                                     223      (1,729)         (904)      (67,242)
 Loss on extraordinary item                                                  (1,104)     (4,477)           --            --
                                                                           --------    --------      --------     ---------
 Net income (loss)                                                           14,709       7,799        13,102      (108,900)
                                                                           ========    ========      ========     ---------
 Net income (loss) per share - Basic:
  Continuing operations                                                        0.12        0.13          0.13         (0.40)
  Discontinued operations                                                        --       (0.02)        (0.01)        (0.65)
  Extraordinary item                                                          (0.01)      (0.04)           --            --
                                                                           --------    --------      --------     ---------
  Net income (loss)                                                            0.11        0.07          0.12         (1.05)
                                                                           ========    ========      ========     =========
 Net income (loss) per share - Diluted:
  Continuing operations                                                        0.12        0.13          0.13         (0.40)
  Discontinued operations                                                        --       (0.02)        (0.01)        (0.65)
  Extraordinary item                                                          (0.01)      (0.04)           --            --
                                                                           --------    --------      --------     ---------
  Net income (loss)                                                            0.11        0.07          0.12         (1.05)
                                                                           ========    ========      ========     =========

                            CORPORATE EXPRESS, INC.

                                                 First     Second        Third         Fourth
                                                Quarter    Quarter       Quarter       Quarter
                                                 Ended      Ended         Ended         Ended
                                                May 31,   August 30,   November 29,   January 31,
                                                  1997       1997         1997         1998 (b)
                                                --------  ----------  -------------  ------------
                                                      (In thousands, except per share data)
  ELEVEN MONTHS ENDED JANUARY 31, 1998:
  Net sales                                     $706,134    $738,324      $798,142      $594,511
  Gross profit                                   167,213     177,433       198,064       139,112
  Net income from continuing operations            7,395      12,028        14,839 (a)     6,787
  Income (loss) from discontinued operations       2,627       2,539          (316)       (1,495)
                                                --------    --------      --------      --------
  Net income                                      10,022      14,567        14,523         5,292
                                                ========    ========      ========      ========
  Net income per share - Basic:
     Continuing operations                          0.06        0.09          0.11          0.05
     Discontinued operations                        0.02        0.02          0.00         (0.01)
                                                --------    --------      --------      --------
     Net income                                     0.08        0.11          0.11          0.04
                                                ========    ========      ========      ========
  Net income (loss) per share - Diluted:
     Continuing operations                          0.06        0.09          0.10          0.05
     Discontinued operations                        0.02        0.02          0.00         (0.01)
                                                --------    --------      --------      --------
     Net income                                     0.08        0.11          0.10          0.04
                                                ========    ========      ========      ========

  During fiscal 1997, the Company changed its fiscal year end from February 28 to January 31. Quarterly results restated for the twelve months ended January 31, 1998 are as follows:

                                                 First     Second       Third         Fourth
                                                Quarter    Quarter     Quarter       Quarter
                                                 Ended      Ended       Ended         Ended
                                                 May 3,   August 2,   November 1,   January 31,
                                                  1997      1997         1997          1998
                                                --------  ---------  ------------  ------------
                                                     (In thousands, except per share data)
  TWELVE MONTHS ENDED JANUARY 31, 1998:
  Net sales                                     $706,690   $724,468     $777,785      $842,004
  Gross profit                                   170,685    172,334      184,831       209,278
  Income from continuing operations               10,502      9,661       15,416 (a)    10,697
  Income (loss) from discontinued operations       1,909      2,600        2,067        (2,160)
                                                --------   --------     --------      --------
  Net income                                      12,411     12,261       17,483         8,537
                                                ========   ========     ========      ========
  Net income (loss)per share - Basic
     Continuing operations                          0.08       0.08         0.12          0.07
     Discontinued operations                        0.02       0.02          .01         (0.01)
                                                --------   --------     --------      --------
     Net income                                     0.10       0.10         0.13          0.06
                                                ========   ========     ========      ========
  Net income (loss) per share - Diluted:
     Continuing operations                          0.08       0.07         0.11          0.07
     Discontinued operations                        0.01       0.02         0.01         (0.01)
                                                --------   --------     --------      --------
     Net income                                     0.09       0.09         0.12          0.06
                                                ========   ========     ========      ========

                            CORPORATE EXPRESS, INC.

(a) In the fourth quarter of fiscal 1998, the Company recognized pre-tax charges of $57,935,000 (which includes $3,130,000 of a restructuring related inventory provision) related to restructuring expenses. In the third quarter of fiscal 1997, the Company recognized pre-tax charges of $11,337,000, primarily related to the DDI acquisition and certain provisions for reductions in force and facility closures at other locations.
(b) Fourth Quarter Ended January 31, 1998 reflects results for the two months ended January 31, 1998.

Quarterly financials data by business segment (unaudited):

                                                  N. America  International       Desktop
                                                     Office      Office          Software             Reconciling
                                                   Products     Products       Distribution   Other     Items (a)  Consolidated
                                                   --------     --------       ------------   -----     ---------  ------------
Quarter ended January 30, 1999:
Net sales                                            $548,124    $164,235       $177,767      $74,326    $ (1,141)   $963,311
Restructuring, merger and other nonrecurring
     charges (b)                                       19,535      13,261            ---        5,827      19,902      58,525
Operating profit (loss)                                15,066     (13,083)         8,770       (5,424)    (41,498)    (36,169)

QUARTER ENDED OCTOBER 31, 1998:
Net sales                                             582,585     150,411        128,597       75,606      (1,447)    935,752
Operating profit (loss)                                51,516        (452)         6,571        2,343     (18,481)     41,497

QUARTER ENDED AUGUST 1, 1998:
Net sales                                             562,912     149,384        151,940       72,344      (1,524)    935,056
Restructuring, merger and other nonrecurring
     charges (c)                                         (590)        ---            ---          ---         ---        (590)
Operating profit (loss)                                50,110         803         12,000        2,001     (17,861)     47,053

QUARTER ENDED MAY 2, 1998:
Net sales                                             582,091     144,854        123,817       70,321      (2,611)    918,472
Operating profit (loss)                                46,676       1,167          6,882        2,390     (16,790)     40,325


(a) Includes unallocated corporate headquarter expenses and assets, as well as elimination of intersegment revenue. Intersegment sales are generally made at cost plus a nominal handling fee.
(b) Includes restructuring related inventory provisions of $2,509,000 in N. American Office Products and $1,211,000 in the Other segment.
(c) Reflects the reversal of a fiscal 1995 merger related inventory provision that was not fully utilized.

Quarterly financial data by geographic segment (unaudited):

                                                         Domestic            International           Reconciling
                                                        Operations             Operations             Items (a)       Consolidated
                                                        ----------             ----------             --------        ------------
QUARTER ENDED JANUARY 30, 1999:
Net sales                                                  $691,894             $271,417              $    ---        $963,311
Restructuring, merger and other nonrecurring
      charges (b)                                            24,560               14,063                19,902          58,525
Operating profit (loss)                                      12,964               (7,635)              (41,498)        (36,169)

QUARTER ENDED OCTOBER 31, 1998:
Net sales                                                   711,032              224,720                   ---         935,752
Operating profit (loss)                                      55,074                4,904               (18,481)         41,497

QUARTER ENDED AUGUST 1, 1998:
Net sales                                                   713,332              221,724                   ---         935,056
Restructuring, merger and other nonrecurring
      charges (c)                                              (590)                 ---                   ---            (590)
Operating profit (loss)                                      59,506                5,408               (17,861)         47,053

QUARTER ENDED MAY 2, 1998:
Net sales                                                   696,545              221,927                   ---         918,472
Operating profit (loss)                                      51,417                5,698               (16,790)         40,325

                            CORPORATE EXPRESS, INC.

(a)  Includes unallocated corporate headquarter expenses.
(b) Includes restructuring related inventory provisions of $2,509,000 in Domestic Operations and $1,211,000 in International Operations.
(c) Reflects the reversal of a fiscal 1995 merger related inventory provision that was not fully utilized.

18. SUPPLEMENTAL GUARANTOR INFORMATION

     On May 29, 1998, CEX Holdings, Inc. ("CEX Holdings" or the "Issuer"), a wholly-owned subsidiary of the Registrant, completed a private placement of $350 million principal amount of 9 5/8% Senior Subordinated Notes due 2008 (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by the Registrant (the "Parent Guarantor") and certain of the Registrant's subsidiaries. Substantially all of the Issuer's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes.

     The following information sets forth the condensed consolidating balance sheet of the Registrant as of January 30, 1999 and January 31, 1998, and condensed consolidating statements of operations and cash flows for the year ended January 30, 1999, the eleven months ended January 31, 1998 and the year ended March 1, 1997. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, CEX Holdings, Inc., and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Issuer (CEX Holdings) and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Guarantors.

                            CORPORATE EXPRESS, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               January 30, 1999

                                                                                    Subsidiary
                                     Parent         Issuer         Subsidiary          Non
                                    Guarantor      of Notes        Guarantors       Guarantors     Eliminations      Consolidated
                                   -----------   -----------      -----------       ----------     ------------      ------------
ASSETS
Current assets:
    Cash and cash equivalents      $         -   $     1,467      $     8,226       $   5,138      $          -       $    14,831
    Trade accounts receivable, net           -             -          397,888         203,681                 -           601,569
    Notes and other receivables              -           540           61,903          27,846                 -            90,289
    Inventories                              -             -          221,737          64,017                 -           285,754
    Deferred income taxes                    -             -           42,368             823                 -            43,191
    Other current assets                 4,947             -           40,018           9,794                              54,759
                                   -----------   -----------      -----------       ---------      ------------       -----------
          Total current assets           4,947         2,007          772,140         311,299                 -         1,090,393

Property and Equipment:
    Land                                     -             -           13,427           1,335                 -            14,762
    Buildings and leasehold
     improvements                            -             -          106,362          14,443                 -           120,805
    Furniture and equipment                  -             -          154,488          34,972                 -           189,460
                                   -----------   -----------      -----------       ---------      ------------       -----------
                                             -             -          274,277          50,750                 -           325,027
    Less accumulated depreciation            -             -          (82,985)        (17,280)                -          (100,265)
                                   -----------   -----------      -----------       ---------      ------------       -----------
    Net property and equipment               -             -          191,292          33,470                 -           224,762

    Goodwill, net                            -             -          582,136         206,827                 -           788,963
    Software, net                            -             -          122,015           4,922                             126,937
    Net investment in and advances
     to subsidiaries                   762,893     1,604,115                -        (105,662)       (2,261,346)                -
    Other assets, net                    2,712        44,654            9,684          22,864                 -            79,914
    Net assets from discontinued
     operations                              -       (52,000)         156,621                                 -           104,621
                                   -----------   -----------      -----------       ---------      ------------       -----------
         Total assets              $   770,552   $ 1,598,776      $ 1,833,888       $ 473,720      $ (2,261,346)      $ 2,415,590
                                   ===========   ===========      ===========       =========      ============       ===========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade       $         -   $         -      $   290,235      $  131,852      $          -       $   422,087
    Accounts payable - acquisition           -             -                -             373                 -               373
    Accrued payroll and benefits             -             -           47,860           9,179                 -            57,039
    Accrued purchase costs                   -             -            1,236           5,181                 -             6,417
    Accrued merger and related
     costs                                   -             -           26,202           9,958                 -            36,160
    Other accrued liabilities            1,225         6,295           21,868          32,050                 -            61,438
    Current portion of long-term
     debt and capital leases                           2,500           13,352          51,959                              67,811
                                   -----------   -----------      -----------       ---------      ------------       -----------
         Total current liabilities       1,225         8,795          400,753         240,552                 -           651,325

    Capital lease obligations                -             -            4,572           2,509                 -             7,081
    Long-term debt                     325,000       827,088           22,510          25,748                 -         1,200,346
    Deferred income taxes                    -             -           70,274             296                 -            70,570
    Minority interest in
     subsidiaries                            -             -                -          20,986                 -            20,986
    Other non-current liabilities            -             -           11,688           9,267                 -            20,955
                                   -----------   -----------      -----------       ---------      ------------       -----------
         Total liabilities             326,225       835,883          509,797         299,358                 -         1,971,263

         Total shareholders'
          equity                       444,327       762,893        1,324,091         174,362        (2,261,346)          444,327
                                   -----------   -----------      -----------       ---------      ------------       -----------
         Total liabilities and
          shareholders' equity     $   770,552   $ 1,598,776      $ 1,833,888       $ 473,720      $ (2,261,346)      $ 2,415,590
                                   ===========   ===========      ===========       =========      ============       ===========

                                     -67-

                            CORPORATE EXPRESS, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               January 31, 1998

                                                                                                Subsidiary
                                                     Parent        Issuer         Subsidiary    Non
                                                     Guarantor     of Notes       Guarantors    Guarantors   Eliminations
                                                     ---------     --------       ----------    ----------   ------------
ASSETS

 Current assets:
     Cash and cash equivalents                       $        -      $     372    $   22,293    $ 10,147     $         -
     Trade accounts receivable, net                           -              -       373,637     144,459               -
     Notes and other receivables                              -              -        68,836      14,628               -
     Inventories                                              -              -       200,583      50,525               -
     Deferred income taxes                                    -              -        26,728       7,308               -
     Other current assets                                     -              -        30,423       8,390               -
                                                     ----------     ----------    ----------    --------     -----------
          Total current assets                                -            372       722,500     235,457               -

Property and Equipment:
    Land                                                      -              -        14,281       1,389               -
    Buildings and leasehold improvements                      -              -       100,070      13,066               -
    Furniture and equipment                                   -              -       135,755      32,019               -
                                                     ----------     ----------    ----------    --------     -----------
                                                              -              -       250,106      46,474               -
     Less accumulated depreciation                            -              -       (60,203)    (11,177)              -
                                                     ----------     ----------    ----------    --------     -----------
     Net property and equipment                               -              -       189,903      35,297               -

     Goodwill, net                                            -              -       594,020     178,833               -
     Software, net                                            -              -        88,863       2,861               -
     Net investment in and advances
            to subsidiaries                           1,317,540      1,634,064       (65,246)    (99,595)     (2,786,763)
     Other assets, net                                    4,583         31,384        11,500       9,631               -
                                                              -                      161,787                           -
     Net assets from discontinued operations         ----------     ----------    ----------    --------     -----------

         Total assets                                $1,322,123     $1,665,820    $1,703,327    $362,484     $(2,786,763)
                                                     ==========     ==========    ==========    ========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable - trade                         $   59,121     $        -    $  160,066    $105,213     $         -
    Accounts payable - acquisition                            -              -         1,440       4,666               -
    Accrued payroll and benefits                              -              -        38,881       7,779               -
    Accrued purchase costs                                    -              -         4,226       5,152               -
    Accrued merger and related costs                          -              -         9,839         967               -
    Other accrued liabilities                             5,569          4,243        28,377      21,567               -
    Current portion of long-term debt
       and capital leases                                     -              -        11,235      24,011               -
                                                     ----------     ----------    ----------    --------     -----------
         Total current liabilities                       64,690          4,243       254,064     169,355               -

    Capital lease obligations                                 -              -         5,304       3,418               -
    Long-term debt                                      325,000        344,037        31,734      48,521               -
    Deferred income taxes                                     -                       50,534         503               -
    Minority interest in subsidiaries                         -              -             -      20,791               -
    Other non-current liabilities                             -              -         4,224       8,140               -
                                                     ----------     ----------    ----------    --------     -----------
         Total liabilities                              389,690        348,280       345,860     250,728               -

         Total shareholders' equity                     932,433      1,317,540     1,357,467     111,756      (2,786,763)
                                                     ----------     ----------    ----------    --------     -----------

         Total liabilities and shareholders' equity  $1,322,123     $1,665,820    $1,703,327    $362,484     $(2,786,763)
                                                     ==========     ==========    ==========    ========     ===========

                                                      Consolidated
                                                      ------------
ASSETS

 Current assets:
     Cash and cash equivalents                        $    32,812
     Trade accounts receivable, net                       518,096
     Notes and other receivables                           83,464
     Inventories                                          251,108
     Deferred income taxes                                 34,036
     Other current assets                                  38,813
                                                      -----------
          Total current assets                            958,329

Property and Equipment:
    Land                                                   15,670
    Buildings and leasehold improvements                  113,136
    Furniture and equipment                               167,774
                                                      -----------
                                                          296,580
     Less accumulated depreciation                        (71,380)
                                                      -----------
     Net property and equipment                           225,200

     Goodwill, net                                        772,853
     Software, net                                         91,724
     Net investment in and advances
            to subsidiaries                                     -
     Other assets, net                                     57,098
     Net assets from discontinued operations              161,787
                                                      -----------

         Total assets                                 $ 2,266,991
                                                      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable - trade                          $   324,400
    Accounts payable - acquisition                          6,106
    Accrued payroll and benefits                           46,660
    Accrued purchase costs                                  9,378
    Accrued merger and related costs                       10,806
    Other accrued liabilities                              59,756
    Current portion of long-term debt
       and capital leases                                  35,246
                                                      -----------
         Total current liabilities                        492,352

    Capital lease obligations                               8,722
    Long-term debt                                        749,292
    Deferred income taxes                                  51,037
    Minority interest in subsidiaries                      20,791
    Other non-current liabilities                          12,364
                                                      -----------
         Total liabilities                              1,334,558

         Total shareholders' equity                       932,433
                                                      -----------

         Total liabilities and shareholders' equity   $ 2,266,991
                                                      ===========

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          Year Ended January 30, 1999

                                                                                                   Subsidiary
                                                     Parent         Issuer         Subsidiary      Non
                                                     Guarantor      of Notes       Guarantors      Guarantors      Eliminations
                                                     --------       --------       ----------      ----------      ------------
Net sales                                            $      -       $      -       $2,812,802      $  939,789      $         -
Cost of sales                                               -              -        2,127,917         747,968                -
Restructuring related inventory provision                                               3,057              73
Equity in subsidiary earnings                         (67,340)         5,579                -               -           61,761
                                                     --------       --------       ----------      ----------      -----------
      Gross profit                                    (67,340)         5,579          681,828         191,748           61,761

Warehouse operating and selling expenses                    -              -          453,431         146,255                -
Corporate general and administrative expenses               -              -           77,492          16,261                -
Amortization of intangibles                                 -              -           25,759           6,867                -
Restructuring and other nonrecurring charges                -              -           40,815          13,990                -
                                                     --------       --------       ----------      ----------      -----------

      Operating profit (loss)                         (67,340)         5,579           84,331           8,375           61,761

Interest expense and other, net                        16,436         42,369           (2,184)         12,469                -
                                                     --------       --------       ----------      ----------      -----------

      Income (loss) before income taxes               (83,776)       (36,790)          86,515          (4,094)          61,761

Income tax expense (benefit)                          (10,486)       (27,031)          55,203           1,765                -
                                                     --------       --------       ----------      ----------      -----------

Income (loss) before minority interest                (73,290)        (9,759)          31,312          (5,859)          61,761

Minority interest (income) expenses                         -              -                            2,222                -
                                                     --------       --------       ----------      ----------      -----------
      Income (loss) from continuing operations        (73,290)        (9,759)          31,312          (8,081)          61,761

Discontinued operations, net of tax:
      Loss from discontinued operations                     -              -          (17,652)              -                -
      Loss on disposal                                      -        (52,000)               -               -                -
                                                     --------       --------       ----------      ----------      -----------
      Loss from discontinued operations                     -        (52,000)         (17,652)              -                -
                                                     --------       --------       ----------      ----------      -----------

      Income (loss) before extraordinary item         (73,290)       (61,759)          13,660          (8,081)          61,761
Extraordinary item:
      Loss on early extinguishment of debt                            (5,581)                               -                -

                                                     --------       --------       ----------      ----------      -----------
      Net income (loss)                              $(73,290)      $(67,340)      $   13,660      $   (8,081)     $    61,761
                                                     ========       ========       ==========      ==========      ===========

                                                                   Consolidated
                                                                   ------------
Net sales                                                          $ 3,752,591
Cost of sales                                                        2,875,885
Restructuring related inventory provision                                3,130
Equity in subsidiary earnings                                                -
                                                                   -----------
      Gross profit                                                     873,576

Warehouse operating and selling expenses                               599,686
Corporate general and administrative expenses                           93,753
Amortization of intangibles                                             32,626
Restructuring and other nonrecurring charges                            54,805
                                                                   -----------

      Operating profit (loss)                                           92,706

Interest expense and other, net                                         69,090
                                                                   -----------

      Income (loss) before income taxes                                 23,616

Income tax expense (benefit)                                            19,451
                                                                   -----------
Income (loss) before minority interest                                   4,165

Minority interest (income) expenses                                      2,222
                                                                   -----------
      Income (loss) from continuing operations                           1,943
Discontinued operations, net of tax:
      Loss from discontinued operations                                (17,652)
      Loss on disposal                                                 (52,000)
                                                                   -----------

      Loss from discontinued operations                                (69,652)
                                                                   -----------

      Income (loss) before extraordinary item                          (67,709)
Extraordinary item:
      Loss on early extinguishment of debt                              (5,581)
                                                                   -----------
      Net income (loss)                                            $   (73,290)
                                                                   ===========

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     Eleven Months Ended January 31, 1998

                                                                                                    Subsidiary
                                                      Parent         Issuer         Subsidiary      Non
                                                      Guarantor      of Notes       Guarantors      Guarantors       Eliminations
                                                      ---------      --------       ----------      ----------       ------------
Net sales                                             $      -       $     -        $2,165,544      $  671,567       $        -
Cost of sales                                                -             -         1,633,519         521,770                -
Equity in subsidiary earnings                           53,291        59,553                 -               -         (112,844)
                                                      --------       -------        ----------      ----------       -----------

      Gross profit                                      53,291        59,553           532,025         149,797         (112,844)

Warehouse operating and selling expenses                     -             -           353,773         118,440                -
Corporate general and administrative expenses                -             -            58,144          13,181                -
Amortization of intangibles                                  -             -            17,203           4,955                -
Merger and other nonrecurring charges                        -             -             9,732           1,605                -
                                                      --------       -------        ----------      ----------       -----------

      Operating profit                                  53,291        59,553            93,173          11,616         (112,844)

Interest expense and other, net                         15,164        10,686              (680)          8,380                -
                                                      --------       -------        ----------      ----------       -----------

      Income before income taxes                        38,127        48,867            93,853           3,236         (112,844)

Income tax expense (benefit)                            (6,277)       (4,424)           38,509           3,701                -
                                                      --------       -------        ----------      ----------       -----------

Income (loss) before minority interest                  44,404        53,291            55,344            (465)        (112,844)

Minority interest income                                     -             -                 -          (1,319)               -
                                                      --------       -------        ----------      ----------       -----------
      Income (loss) from continuing operations          44,404        53,291            55,344             854         (112,844)

Discontinued operations, net of tax:
      Income from discontinued operations                    -             -             3,355               -                -
                                                      --------       -------        ----------      ----------       -----------
      Income from discontinued operations                    -             -             3,355               -                -
                                                      --------       -------        ----------      ----------       -----------

      Net income                                      $ 44,404       $53,291        $   58,699      $      854       $ (112,844)
                                                      ========       =======        ==========      ==========       ==========

                                                     Consolidated
                                                     ------------
Net sales                                            $ 2,837,111
Cost of sales                                          2,155,289
Equity in subsidiary earnings                                  -
                                                      ----------

      Gross profit                                       681,822

Warehouse operating and selling expenses                 472,213
Corporate general and administrative expenses             71,325
Amortization of intangibles                               22,158
Merger and other nonrecurring charges                     11,337
                                                      ----------

      Operating profit                                   104,789

Interest expense and other, net                           33,550
                                                      ----------

      Income before income taxes                          71,239

Income tax expense (benefit)                              31,509
                                                      ----------

Income (loss) before minority interest                    39,730

Minority interest income                                  (1,319)
                                                      ----------
      Income (loss) from continuing operations            41,049
Discontinued operations, net of tax:
      Income from discontinued operations                  3,355
                                                      ----------
      Income from discontinued operations                  3,355
                                                      ----------

      Net income                                     $    44,404
                                                      ==========

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           Year Ended March 1, 1997


                                                                                            Subsidiary
                                                     Parent         Issuer     Subsidiary      Non
                                                    Guarantor      of Notes    Guarantors   Guarantors    Eliminations  Consolidated
                                                   ------------   ----------  ------------ ------------- -------------- ------------
Net sales                                           $       -      $     -     $ 1,872,913   $   565,126    $        -   $2,438,039
Cost of sales                                               -            -       1,423,710       430,031             -    1,853,741
Equity in subsidiary earnings                          48,339       51,262               -             -       (99,601)           -
                                                   ------------   ----------  ------------ ------------- -------------- -----------

      Gross profit                                     48,339       51,262         449,203       135,095       (99,601)     584,298

Warehouse operating and selling expenses                    -            -         304,593       111,806             -      416,399
Corporate general and administrative expenses               -            -          48,998        13,618             -       62,616
Amortization of intangibles                                 -            -          12,629         3,640             -       16,269
Merger and other nonrecurring charges                       -            -           7,078         1,329             -        8,407
                                                   ------------   ----------  ------------ ------------- -------------- -----------

      Operating profit                                 48,339       51,262          75,905         4,702       (99,601)      80,607

Interest expense and other, net                        11,270        5,193          (1,931)        5,271             -       19,803
                                                   ------------   ----------  ------------ ------------- -------------- -----------

      Income before income taxes                       37,069       46,069          77,836          (569)      (99,601)      60,804

Income tax expense (benefit)                           (4,927)      (2,270)         32,424         1,147             -       26,374
                                                   ------------   ----------  ------------ ------------- -------------- -----------

Income (loss) before minority interest                 41,996       48,339          45,412        (1,716)      (99,601)      34,430

Minortiy interest income                                    -            -               -        (1,860)            -       (1,860)
                                                   ------------   ----------  ------------ ------------- -------------- -----------
     Income (loss) from continuing operations          41,996       48,339          45,412           144       (99,601)      36,290

Discontinued operations, net of tax:
      Income from discontinued operations                   -            -           5,706             -             -        5,706
                                                   ------------   ----------  ------------ ------------- -------------- -----------
      Income from discontinued operations                   -            -           5,706             -             -        5,706
                                                   ------------   ----------  ------------ ------------- -------------- -----------

      Net income                                    $  41,996      $48,339     $    51,118   $       144    $  (99,601)  $   41,996
                                                   ============   ==========  ============ ============= =============  ===========

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year Ended January 30, 1999

                                                                                                         Subsidiary
                                                                   Parent       Issuer      Subsidiary      Non
                                                                  Guarantor    of Notes     Guarantors   Guarantors   Consolidated
                                                                ------------  -----------  ------------  -----------  -------------
Net cash provided by (used in) operating activities               $  (13,374)   $ (16,068)   $ 149,713     $ (17,560)    $ 102,711
                                                                ------------  -----------  -----------   -----------   ------------
Cash flows from investing activities:
       Capital expenditures                                                -            -      (86,135)      (10,320)      (96,455)
       Proceeds from sale of assets                                        -            -       14,598           322        14,920
       Payment for acquisitions, net of cash acquired                      -            -       (3,918)      (36,955)      (40,873)
       Proceeds from (investments in) marketable securities                -       21,110            -             -        21,110
       Short-term financial instruments, net                               -       (5,594)           -        (1,102)       (6,696)
       Other, net                                                          -          177       (8,545)        9,157           789
                                                                ------------   ----------  -----------   -----------   -----------

Net cash provided by (used in) investing activities                        -       15,693      (84,000)      (38,898)     (107,205)
                                                                ------------   ----------  -----------   -----------   -----------
Cash flows from financing activities:
       Issuance of common stock                                        3,829            -            -             -         3,829
       Repurchase of common stock                                   (427,282)           -            -             -      (427,282)
       Debt issuance costs                                                 -      (32,618)         (19)            -       (32,637)
       Proceeds from long-term borrowings                                  -      600,000        1,344           536       601,880
       Repayments of long-term borrowings                                  -       (1,875)     (16,355)      (14,039)      (32,269)
       Proceeds from short-term borrowings                                 -            -            -         5,546         5,546
       Repayments of short-term borrowings                                 -            -            -       (10,061)      (10,061)
       Net proceeds from (payments on) line of credit                      -      (29,337)      10,058         2,300       (16,979)
       Cash paid to retire bonds                                           -      (93,792)           -             -       (93,792)
       Net activity in investment in and advances
           (to) from subsidiaries                                    436,827     (440,908)     (61,598)       65,679             -
                                                                ------------   ----------  -----------   -----------   -----------

Net cash provided by (used in) financing activities                   13,374        1,470      (66,570)       49,961        (1,765)
                                                                ------------   ----------  -----------   -----------   -----------
Net cash provided to discontinued operations                               -            -      (12,542)            -       (12,542)

Effect of foreign currency exchange rates changes on cash                  -            -         (668)        1,488           820
                                                                ------------   ----------  -----------   -----------   -----------
Increase (decrease) in cash and cash equivalents                           -        1,095      (14,067)       (5,009)      (17,981)

Cash and cash equivalents, beginning of period                             -          372       22,293        10,147        32,812
                                                                ------------   ----------  -----------   -----------   -----------

Cash and cash equivalents, end of period                          $        -    $   1,467    $   8,226     $   5,138     $  14,831
                                                                ============   ==========  ===========   ===========   ===========

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     Eleven Months Ended January 31, 1998

                                                                                                         Subsidiary
                                                               Parent         Issuer      Subsidiary        Non
                                                              Guarantor      of Notes     Guarantors     Guarantors    Consolidated
                                                             -----------    ----------   ------------   ------------  --------------
Net cash provided by (used in) operating activities           $     (49)     $  (6,531)   $    27,727    $  (15,554)   $     5,593
                                                             -----------    ----------   ------------   ------------  --------------

Cash flows from investing activities:
       Capital expenditures                                           -              -        (60,480)      (11,038)       (71,518)
       Proceeds from sale of assets                                   -              -         13,085         5,988         19,073
       Payment for acquisitions, net of cash acquired                 -              -        (16,511)      (16,218)       (32,729)
       Proceeds from (investments in) marketable securities           -         (9,164)             -             -         (9,164)
       Short-term financial instruments, net                          -              -              -         3,935          3,935
       Other, net                                                     -              -          2,416           251          2,667
                                                            -----------     ----------   ------------  ------------  -------------

Net cash used in investing activities                                 -         (9,164)       (61,490)      (17,082)       (87,736)
                                                            -----------     ----------   ------------  ------------  -------------

Cash flows from financing activities:
       Issuance of common stock                                   8,104              -              -             -          8,104
       Issuance of subsidiary common stock                            -              -              -         2,434          2,434
       Debt issuance costs                                         (139)          (944)             -             -         (1,083)
       Proceeds from long-term borrowings                             -              -          2,000         8,241         10,241
       Repayments of long-term borrowings                             -              -         (9,032)      (17,191)       (26,223)
       Proceeds from short-term borrowings                            -              -             15        15,293         15,308
       Repayments of short-term borrowings                            -              -         (3,774)         (593)        (4,367)
       Net proceeds from (payments on) line of credit                 -        118,037          4,802        (5,091)       117,748
       Cash paid to retire bonds                                      -              -        (62,178)            -        (62,178)
       Net activity in investment in and advances
            (to) from subsidiaries                               (7,916)      (101,026)        77,182        31,760              -
       Other                                                          -              -            (22)            -            (22)
                                                            -----------     ----------   ------------  ------------  -------------

Net cash provided by financing activities                            49         16,067          8,993        34,853         59,962
                                                            -----------     ----------   ------------  ------------  -------------

Net cash provided from discontinued operations                        -              -          7,705             -          7,705

Effect of foreign currency exchange rates changes on cash             -              -              -          (834)          (834)
                                                            -----------     ----------   ------------  ------------  -------------
Increase (decrease) in cash and cash equivalents                      -            372        (17,065)        1,383        (15,310)

Cash and cash equivalents, beginning of period                        -              -         39,358         8,764         48,122
                                                            -----------     ----------   ------------  ------------  -------------

Cash and cash equivalents, end of period                      $       -      $     372    $    22,293    $   10,147    $    32,812
                                                            ===========     ==========   ============  ============  =============

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           Year Ended March 1, 1997


                                                                                                          Subsidiary
                                                               Parent        Issuer        Subsidiary        Non
                                                              Guarantor     of Notes       Guarantors     Guarantors    Consolidated
                                                            ------------   -----------   --------------  ------------  -------------
Net cash provided by (used in) operating activities          $    29,251    $ (11,824)    $     24,702    $   (25,156)  $    16,973
                                                            ------------   ----------    -------------   ------------  -------------

Cash flows from investing activities:
       Capital expenditures                                            -            -          (93,264)       (10,984)     (104,248)
       Proceeds from sale of assets                                    -            -              628            352           980
       Payment for acquisitions, net of cash acquired                  -            -         (155,470)       (82,390)     (237,860)
       Proceeds from (investments in) marketable securities            -      (17,853)               -              -       (17,853)
       Short-term financial instruments, net                           -            -                -          2,251         2,251
       Other, net                                                      -            -           (4,138)         2,292        (1,846)
                                                            ------------  -----------   --------------   ------------   -----------

Net cash provided by investing activities                              -      (17,853)        (252,244)       (88,479)     (358,576)
                                                            ------------  -----------   --------------   ------------   -----------

Cash flows from financing activities:
       Issuance of common stock                                   12,643            -                -              -        12,643
       Issuance of subsidiary common stock                             -            -                -          2,258         2,258
       Debt issuance costs                                        (7,374)      (1,444)               -              -        (8,818)
       Proceeds from long-term borrowings                        325,000            -                -         22,336       347,336
       Repayments of long-term borrowings                              -            -              463        (28,921)      (28,458)
       Proceeds from short-term borrowings                             -            -              272            500           772
       Repayments of short-term borrowings                             -            -          (25,628)        (1,317)      (26,945)
       Net proceeds from (payments on) line of credit                  -      128,000          (11,747)        18,660       134,913
       Net activity in investment in and advances
            (to) from subsidiaries                              (359,520)     (96,879)         353,856        102,543             -
       Other                                                           -            -           (3,986)            58        (3,928)
                                                            ------------  -----------   --------------   ------------  ------------

Net cash provided by (used in) financing activities              (29,251)      29,677          313,230        116,117       429,773
                                                            ------------  -----------   --------------   ------------  ------------

Net cash provided to discontinued operations                           -            -          (65,423)             -       (65,423)


Effect of foreign currency exchange rates changes on cash              -            -                -           (445)         (445)

                                                            ------------  -----------   --------------   ------------  ------------

Increase in cash and cash equivalents                                  -            -           20,265          2,037        22,302

Cash and cash equivalents, beginning of period                         -            -           19,093          6,727        25,820
                                                            ------------  -----------   --------------   ------------  ------------

Cash and cash equivalents, end of period                     $         -    $       -     $     39,358    $     8,764   $    48,122
                                                            ============  ===========   ==============   ============  ============

                            CORPORATE EXPRESS, INC.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  No change of accountants or disagreements on any matter of accounting principles or financial statement disclosures have occurred within the last two years.

                                   PART III

  The information called for by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Registrants definitive Proxy Statement for its Annual Meeting of Shareholders, presently scheduled to be held on July 15, 1999 which will be filed with the Securities and Exchange Commission within 120 days from the end of the Registrants fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements of the Company and its Consolidated Subsidiaries

       Report of Independent Accountants
       Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998 Consolidated Statements of Operations for the year ended January 30, 1999, the eleven-month period ended January 31, 1998 and the year ended March 1, 1997.
       Consolidated Statements of Shareholders Equity for the year ended January 30, 1999, the eleven-month period ended January 31, 1998 and the year ended March 1, 1997.
       Consolidated Statements of Cash Flows for the year ended January 30, 1999, the eleven-month period ended January 31, 1998 and the year ended March 1, 1997
       Notes to Consolidated Financial Statements

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

                            CORPORATE EXPRESS, INC.

Exhibit
Number         Description
------         -----------

3.2 Articles of Amendment and Restatement of the Company, filed on August 22, 1996 (incorporated by reference to the Company's Form 10-K for the year ended March 1, 1997).

*3.3 Amended and Restated By-Laws of the Company, effective upon the filing of this Form 10-K for the year ended January 30, 1999.

4.1            Specimen Common Stock Certificate of the Company.

4.2            Form of Warrant Agreement.

4.3 Indenture dated as of February 28, 1994 by and among the Company, the Guarantors named therein and First Trust National Association for the $100,000,000 9 1/8% Senior Subordinated Notes.

4.4 Indenture dated as of June 24, 1996 by and among the Company and Bankers Trust Company, as trustee, for the 4 1/2% Convertible Notes due July 1, 2000 (including Form of Notes) (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-12451).

4.5 First Supplemental Indenture dated as of October 15, 1996 relating to the Company's 4 1/2% Convertible Notes (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-12451).

4.6 Form of 4 1/2% Convertible Note (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-12451).

4.7 Rights Agreement dated as of January 29, 1998 between the Company and Chasemellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to the Company's Form 8-A dated January 30, 1998)

4.8 Indenture dated as of May 29, 1998 for the 9 5/8% Senior Subordinated Notes due 2008 by and among CEX Holdings, Inc., Corporate Express, Inc. and the other Guarantors listed therein and The Bank of New York.

4.9 Supplemental Indenture dated as of September 24, 1998 relating to CEX Holdings, Inc.'s 9 5/8% Senior Subordinated Notes due 2008.

10.1 Amended and Restated 1992 Stock Option Plan, Form of Non-qualified Stock Option Agreement and Form of Incentive Stock Option Agreement.

10.2           1994 Executive Stock Option Plan.

10.3 Form of Indemnification Agreement between the Company and its officers and directors.

10.4           1994 Stock Option and Incentive Plan.

10.5           1994 Employee Stock Purchase Plan.

*10.6 Employment Agreement dated as of April 28, 1997 by and between the Company and Mark Hoffman.

                            CORPORATE EXPRESS, INC.

Exhibit
Number         Description
------         -----------

10.7 Corporate Express, Inc. Supplemental Stock Option Plan (incorporated by reference to the Company's Form 10-K for the year ended March 1, 1997).

10.8 Agreement and Plan of Merger dated as of September 10, 1997 by and among the Company, IDD Acquisition Corp. and Data Documents Incorporated (Incorporated by reference to the Company's
               Report on Form 8-K dated September 10, 1997).

10.9 Credit Agreement dated as of April 17, 1998 and the First Amendment to the Credit Agreement dated as of April 23, 1998 among the Company, CEX Holdings, Inc., Various Banks, The First National Bank of Chicago, as Syndication Agent, the Bank of New York, as Co-Documentation Agent, DLJ Capital Funding, Inc., as Co-Documentation Agent and Bankers Trust Company as Administrative Agent (incorporated by reference to the Company's Annual Report on Form 10-K dated May 1, 1998).

10.10 Second Amendment to Credit Agreement dated as of January 29, 1999 among the Company, CEX Holdings, Inc., various banks, The First National Bank of Chicago, as Syndication Agent, the Bank of New York and DLJ Capital Funding, Inc., as Co-Documentation Agents and Bankers Trust Company as Administrative Agent (incorporated by reference to the Company's Report on Form 8-K dated February 12, 1999).

*10.11         Board of Directors Arrangement Concerning Jirka Rysavy.

*10.12 Agreement Among the Company, Martin Franklin, and Other Parties Thereto, dated March 30, 1999.

*21.1          List of Subsidiaries.

*23.1          Consent of Independent Accountants.

*27.1          Financial Data Schedule.

__________________
*Filed herewith.

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CORPORATE EXPRESS, INC.
                                     (Registrant)


                                By:  /s/ Gary M. Jacobs
                                   -----------------------------
                                   GARY M. JACOBS
                                   Executive Vice President, Secretary
                                    and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                     Title                                         Date
    ---------                     -----                                         ----
 /s/ Robert L. King
--------------------------
ROBERT L. KING                Chief Executive Officer (Principal Executive
                              Officer) and President                            April 13, 1999

/s/ Gary M. Jacobs
--------------------------
GARY M. JACOBS                Executive Vice President, Secretary and           April 13, 1999
                              Chief Financial Officer (Principal Financial
                              Officer) and Principal Accounting Officer

/s/ James P. Argyropoulos
--------------------------
JAMES P. ARGYROPOULOS         Director                                          April 13, 1999

/s/ Martin Franklin
--------------------------
MARTIN FRANKLIN               Director                                          April 13, 1999

/s/ Janet A. Hickey
--------------------------
JANET A. HICKEY               Director                                          April 13, 1999

/s/ Jirka Rysavy
--------------------------
JIRKA RYSAVY                  Director                                          April 13, 1999

/s/ Mo Siegel
--------------------------
MO SIEGEL                     Director                                          April 13, 1999

/s/ Jeffrey Steiner
--------------------------
JEFFREY STEINER               Director                                          April 13, 1999

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      Year Ended January 30, 1999, Eleven
                 Months Ended January 31, 1998, and Year Ended
                               March 1, 1997 (a)
                                (In thousands)

                                                          Balance at    Charged to     Charged to                       Balance
                                                          beginning     costs and       other                           at end
                                                          of period     expenses       accounts        Deductions      of period
                                                          ----------    ----------     ----------      ----------      ---------
Allowance for Doubtful Accounts:
      Period ended March 1, 1997                             5,527         3,586          4,126           (3,697)         9,542
      Period ended January 31, 1998                          9,542         3,609          2,123           (3,917)        11,357
      Year ended January 30, 1999                           11,357         5,235            945           (5,765)        11,772
Inventory Reserve:
      Period ended March 1, 1997                             8,142         4,306              -           (3,546)         8,902
      Period ended January 31, 1998                          8,902         3,871              -           (4,752)         8,021
      Year ended January 30, 1999                            8,021         4,431              -           (5,793)         6,659

Valuation Allowance for Deferred Tax Assets:
      Period ended March 1, 1997                             2,433           (47)         3,663                -          6,049
      Period ended January 31, 1998                          6,049        (2,386)        (1,408) (b)           -          2,255
      Year ended January 30, 1999                            2,255             -              -                -          2,255

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