Form 10-Q
period 1999-05-01
CORPORATE EXPRESS INC
filed 1999-06-15
CIK 878130

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 1, 1999

                                      OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

     The number of shares of the registrant's common stock, par value $.0002 per share, outstanding as of June 9, 1999 was 104,860,563.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements


                            CORPORATE EXPRESS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)


ASSETS
                                                     May 1,      January 30,
                                                      1999           1999
                                                 -----------     -----------
                                                 (Unaudited)

Current assets:
  Cash and cash equivalents                       $   18,695     $   14,831
  Trade accounts receivable, net of allowance
    of $11,308 and $11,772, respectively             612,531        601,569
  Notes and other receivables                         84,701         90,289
  Inventories                                        289,672        285,754
  Deferred income taxes                               42,799         43,191
  Other current assets                                51,613         54,759
                                                 ------------    -----------
          Total current assets                     1,100,011      1,090,393

Property and equipment:
  Land                                                14,170         14,762
  Buildings and leasehold improvements               121,415        120,805
  Furniture and equipment                            193,284        189,460
                                                 ------------    -----------
                                                     328,869        325,027
  Less accumulated depreciation                     (107,932)      (100,265)
                                                 ------------    -----------
                                                     220,937        224,762

Goodwill, net of accumulated amortization of
  $68,658 and $63,247, respectively                  780,057        788,963
Software, net of accumulated amortization of
  $22,096 and $18,814, respectively                  132,685        126,937
Other assets, net                                     76,448         79,914
Net assets of discontinued operations                122,770        104,621
                                                 ------------    -----------
          Total assets                            $2,432,908     $2,415,590
                                                 ============    ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              CORPORATE EXPRESS, INC.

                (In thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       May 1,       January 30,
                                                                        1999           1999
                                                                    -----------     -----------
                                                                    (Unaudited)
Current liabilities:
  Accounts payable - trade                                          $  409,653     $  422,087
  Accrued payroll and benefits                                          48,428         57,039
  Accrued purchase costs                                                 5,828          6,417
  Accrued restructuring, merger and related costs                       30,554         36,160
  Other accrued liabilities                                             75,285         61,811
  Current portion of long-term debt and capital leases                  69,620         67,811
                                                                    ----------     ----------
     Total current liabilities                                         639,368        651,325

Capital lease obligations                                                6,960          7,081
Long-term debt                                                       1,221,998      1,200,346
Deferred income taxes                                                   75,574         70,570
Minority interest in subsidiary                                         22,942         20,986
Other non-current liabilities                                           18,901         20,955
                                                                    ----------     ----------
     Total liabilities                                               1,985,743      1,971,263

Contingencies (Note 4)

Shareholders' equity:
  Preferred stock, $.0001 par value, 25,000,000 shares authorized,
     none issued or outstanding                                              -              -
  Common stock, $.0002 par value, 300,000,000 shares
    authorized, 144,166,172 and 143,778,318 shares
    issued and outstanding, respectively                                    29             28
  Common stock, non-voting, $.0002 par value, 3,000,000
     shares authorized, none issued or outstanding                           -              -
  Additional paid-in capital                                           867,320        865,820
  Retained earnings                                                     28,589         18,597
  Accumulated other comprehensive expense                              (21,491)       (12,836)
                                                                    ----------     ----------
                                                                       874,447        871,609
  Less:
     Treasury stock, at cost, 39,635,681 shares                       (427,282)      (427,282)
                                                                    ----------     ----------
     Total shareholders' equity                                        447,165        444,327
                                                                    ----------     ----------

          Total liabilities and shareholders' equity                $2,432,908     $2,415,590
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

                            CORPORATE EXPRESS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                      Three Months Ended
                                                  --------------------------
                                                  May 1, 1999    May 2, 1998
                                                  -----------    -----------

Net sales                                           $972,059       $918,472
Cost of sales                                        745,433        701,646
                                                    --------       --------
     Gross profit                                    226,626        216,826

Warehouse operating and selling expenses             151,369        147,444
Corporate general and administrative expenses         23,832         21,224
Amortization of intangibles                            9,042          7,833
                                                    --------       --------
     Operating profit                                 42,383         40,325

Interest expense and other, net                       22,437         11,670
                                                    --------       --------
     Income before income taxes                       19,946         28,655
Income tax expense                                     9,115         12,869
                                                    --------       --------
     Income before minority interest                  10,831         15,786
Minority interest expense                                839            196
                                                    --------       --------
     Income from continuing operations                 9,992         15,590

Discontinued operations, net of tax:
     Income from discontinued operations                   -            223
                                                    --------       --------

     Income before extraordinary item                  9,992         15,813
Extraordinary item, net of tax:
     Loss on early extinguishment of debt                  -         (1,104)
                                                    --------       --------
     Net income                                     $  9,992       $ 14,709
                                                    ========       ========

Net income per share - Basic:
     Continuing operations                          $   0.10       $   0.12
     Discontinued operations                               -           0.00
     Extraordinary item                                    -          (0.01)
                                                    ---------      --------
     Net income                                     $   0.10       $   0.11
                                                    =========      ========

Net income  per share - Diluted:
     Continuing operations                          $   0.10       $   0.12
     Discontinued operations                               -           0.00
     Extraordinary item                                    -          (0.01)
                                                    --------       --------
     Net income                                     $   0.10       $   0.11
                                                    ========       ========

Weighted average common shares outstanding:
    Basic                                            104,185        134,410
    Diluted                                          104,640        136,729

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (In thousands, except share amounts)
                                  (Unaudited)

                                                                              Accumulated
                                              Common Stock    Additional         Other                                 Total
                                        --------------------   Paid-in       Comprehensive    Retained   Treasury   Shareholders'
                                           Shares     Amount   Capital          Expense       Earnings    Stock        Equity
                                        ------------  ------  ----------   ----------------   --------  ---------   -------------
Balance, January 30, 1999                143,778,318    $28   $ 865,820        $(12,836)       $18,597   $(427,282)    $444,327
Net income                                                                                       9,992                    9,992
Currency translation adjustments                                                 (7,745)                                 (7,745)
Change in unrealized loss on securities                                            (910)                                   (910)
Issuance of common stock                     387,854      1       1,500                                                   1,501
                                        -------------  -----  ----------      ----------       -------   ----------   ----------
Balance, May 1, 1999                     144,166,172    $29   $ 867,320        $(21,491)       $28,589   $(427,282)    $447,165
                                        =============  =====  ==========      ==========       =======   ==========  ===========

              The accompanying notes are an integral part of the
                 consolidated financial financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                       Three Months Ended
                                                                    -------------------------
                                                                    May 1, 1999   May 2, 1998
                                                                    -----------   -----------
Cash flows from operating activities:
     Net income                                                      $  9,992      $ 14,709
     Adjustments to reconcile net income to net cash
         provided by (used in) continuing operating activities:
          Depreciation                                                  8,236         7,080
          Amortization                                                  9,042         7,833
          Loss on early extinguishment of debt                              -         1,104
          Minority interest expense                                       839           196
          Income from discontinued operations                               -          (223)
          Deferred taxes                                                6,294         4,776
          Other                                                         1,883           847
     Changes in assets and liabilities, excluding acquisitions:
          (Increase) decrease in accounts receivable                  (11,991)          737
          Increase in inventory                                        (5,202)      (17,014)
          (Increase) decrease in other current assets                   5,047        (2,495)
          Increase in other assets                                       (155)       (2,926)
          Increase (decrease) in accounts payable                     (18,272)        1,541
          Increase in accrued liabilities                                 856         9,654
                                                                     --------      --------
Net cash provided by continuing operating activities                    6,569        25,819
                                                                     --------      --------

Cash flows from investing activities:
     Capital expenditures                                             (17,126)      (19,695)
     Proceeds from sale of assets                                       3,218           112
     Payment for acquisitions, net of cash acquired                    (1,352)      (21,047)
     Short-term financial instruments, net                             (2,056)         (994)
     Other, net                                                          (294)          (32)
                                                                     --------      --------
Net cash used in investing activities                                 (17,610)      (41,656)
                                                                     --------      --------

Cash flows from financing activities:
     Issuance of common stock                                               2           156
     Repurchase of common stock                                             -      (379,250)
     Debt issuance costs                                               (1,333)      (15,150)
     Proceeds from long-term borrowings                                 3,806       252,179
     Repayments of long-term borrowings                               (12,553)       (6,640)
     Proceeds from short-term borrowings                                   18         1,188
     Repayments of short-term borrowings                                  (27)       (2,075)
     Net proceeds from line of credit                                  44,156       151,971
     Other                                                                  -           (73)
                                                                     --------      --------
Net cash provided by financing activities                              34,069         2,306
                                                                     --------      --------
Net cash provided (to) from discontinued operations                   (18,149)        7,654
Effect of foreign currency exchange rate changes on cash               (1,015)         (156)
                                                                     --------      --------
Increase (decrease) in cash and cash equivalents                        3,864        (6,033)
Cash and cash equivalents, beginning of period                         14,831        32,812
                                                                     --------      --------
Cash and cash equivalents, end of period                             $ 18,695      $ 26,779
                                                                     ========      ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            May 1, 1999 (Unaudited)


1.  Basis of Presentation and Significant Accounting Policies

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. Operating results for the three months ended May 1, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

  Nature of Operations

     Corporate Express, Inc. ("Corporate Express" or the "Company") is a global provider of essential goods and services to large corporations and organizations. The Company's current product and service offering includes office supplies, paper, computing and imaging supplies, computer desktop software, office furniture, cleaning supplies, advertising specialties, custom business forms, pressure-sensitive label products, forms management services, and printing. The Company's target customers are large corporations that operate from multiple locations and can benefit from selecting suppliers who can service them in many of their locations.

     In January 1999, the Company adopted a plan to discontinue its same-day courier delivery services. In May 1999, the Company entered into an agreement to sell its janitorial and cleaning supplies business. The Company will continue to offer certain cleaning products as part of the Company's office products line.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Acquisitions accounted for as purchases are included in the accounts and operations as of the effective date of the transaction and immaterial acquisitions accounted for as poolings of interests are included in the accounts and operations as of the beginning of the fiscal quarter in which the transaction is effective. The Company accounts for its investments in entities in which it owns less than 50% using the equity or cost methods. All intercompany balances and transactions have been eliminated.

  Concentration of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high quality credit institutions. At times, such investments may be in excess of the FDIC insurance limit.

     Concentration of credit risk with respect to trade receivables is limited due to the wide variety of customers and markets into which the Company's products are sold, as well as their dispersion across many geographic areas. As a result, as of May 1, 1999, the Company did not consider itself to have any significant concentrations of credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses and historical losses have been within management's expectations.

     The Company does not enter into financial instruments for trading or speculative purposes. The Company has no financial instrument contracts currently outstanding.

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            May 1, 1999 (Unaudited)

   Software

     The Company capitalizes certain internal and external software acquisition and development costs that benefit future years. The amortization commencement is dependent on when the software is placed in service (for purchased software) or when the software is ready for its intended use (for internally developed software). All software is amortized over its economic useful life, which is three to seven years, using the straight-line method and is included in Amortization of Intangibles on the Consolidated Statements of Operations. Capitalized costs include, primarily, payments to outside firms for purchased software and for direct services related to the development of proprietary software (external costs), salaries and wages of individuals dedicated to the development of software (internal costs), and capitalized interest. The following table summarizes the periodic changes to capitalized software costs (in thousands):

                             External  Internal  Capitalized     Total      Accumulated        Net
                              Costs     Costs     Interest    Retirements      Costs      Amortization     Asset
                             --------  --------  -----------  ------------  ------------  -------------  ---------

Balance, January 30, 1999     $87,735   $51,347      $11,616      $(4,947)     $145,751       $(18,814)  $126,937
Additions                       2,586     4,998        1,465           --         9,049         (3,285)     5,764
Retirements                        --        --           --          (19)          (19)             3        (16)
                              -------   -------      -------      -------      --------       --------   --------
Balance, May 1, 1999          $90,321   $56,345      $13,081      $(4,966)     $154,781       $(22,096)  $132,685
                              =======   =======      =======      =======      ========       ========   ========

     On March 4, 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1 providing guidance on accounting for the costs of computer software developed or obtained for internal use. The Company adopted this pronouncement effective fiscal 1999; there was not a significant impact on the Company's results of operations.

  Other Comprehensive Income

     Accumulated other comprehensive income consists of net income, foreign currency translation and unrealized loss on securities and is presented in the Consolidated Statement of Shareholders' Equity. Balance sheet accounts of foreign operations are translated using the period-end exchange rate, and income statement accounts are translated on a monthly basis using the average exchange rate for the period. Unrealized gains and losses on translation adjustments and marketable securities are recorded in shareholders' equity as other comprehensive income. There were no realized gains during the periods presented. The Company does not currently hedge foreign currency risk exposure.

     Total other comprehensive income for the three-month periods ended May 1, 1999 and May 2, 1998 was as follows:

                                                               Three Months Ended
                                                           May 1, 1999   May 2, 1998
                                                           ------------  ------------
                                                                 (in thousands)

   Net income                                                  $ 9,992       $14,709
   Other comprehensive income (expense):
    Unrealized foreign currency translation gain (loss)         (7,745)        1,279
    Unrealized gain (loss) on securities                        (1,492)        2,398
    Income tax (expense) benefit related to items of
       other comprehensive income                                  582          (935)
                                                               -------       -------
   Total other comprehensive income                            $ 1,337       $17,451
                                                               =======       =======

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            May 1, 1999 (Unaudited)

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

  Reclassifications

     Certain reclassifications have been made to the fiscal 1998 consolidated financial statements to conform to the fiscal 1999 presentation.

2.  Accrued Purchase Costs

     In conjunction with acquisitions accounted for as purchases, the Company accrues certain of the direct external costs associated with closing redundant facilities of acquired companies, and severance and relocation payments for the acquired companies' employees. All consolidation projects are planned to be completed within two years of the acquisition date. Balances as of May 1, 1999 primarily represent international consolidation plans.

     The following table sets forth activity in the Company's accrued purchase costs liability account for the three months ended May 1, 1999:

                                                                             Disposition
                                        Facility     Redundant                of Assets
                              Total    Exit Costs   Facilities   Severance     & Other
                             --------  -----------  -----------  ----------  ------------
                                                    (in thousands)
Balance, January 30, 1999    $ 6,417        $ 406       $1,838      $3,546          $627
Additions                        680           --           88         373           219
Payments/utilization          (1,056)        (107)        (309)       (639)           (1)
Reversals to goodwill           (213)          --           (1)       (164)          (48)
                             -------        -----       ------      ------          ----
Balance, May 1, 1999         $ 5,828        $ 299       $1,616      $3,116          $797
                             =======        =====       ======      ======          ====

3.  Restructuring, Merger and Other Nonrecurring Costs

  Fiscal 1998 Restructuring Charge

     In January 1999, the Company adopted a global restructuring plan designed to lower its fixed operating cost structure by reducing the number of its employees and accelerating facility consolidations and closures. As a result of this restructuring plan, the Company recorded a net pre-tax restructuring charge of $57,935,000 in fiscal 1998.

     The following table sets forth activity in the fiscal 1998 restructuring charge for the quarter ended May 1, 1999:


                               Employee                            Accrued
                             Severance &        Facility        Restructuring    Other Asset
                             Termination       Closure &       & Related Costs   Write Downs
                              Costs (1)    Consolidations (2)      Balance       & Costs (3)    Total
                             ------------  ------------------  ----------------  ------------  --------
                                                           (in thousands)
Balance, January 30, 1999        $18,096         $12,574           $30,670         $10,636     $41,306
Payments                          (3,681)         (1,409)           (5,090)             --      (5,090)
Non-cash usage                        --              --                --          (1,234)     (1,234)
                                 -------         -------           -------         -------     -------
Balance, May 1, 1999             $14,415         $11,165           $25,580         $ 9,402     $34,982
                                 =======         =======           =======         =======     =======

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            May 1, 1999 (Unaudited)

(1) Employee severance and terminations costs are related to the elimination of certain management positions, facility closures and consolidations. Of the approximately 1,000 employees planned to be terminated, 420 employees have been terminated. Of this total, 150 employees were terminated during the three months ended May 1, 1999. Approximately 430 employees will be terminated during the remainder of fiscal 1999, and the remaining employees will be terminated in fiscal 2000.
(2) Facility closure and consolidation costs are the estimated costs to close redundant facilities, lease costs and other costs associated with closed facilities. Of the approximately 70 facilities planned to be closed, 30 facilities have been closed. Of this total, 12 facilities were closed during the three months ended May 1, 1999. Approximately 25 facilities will be closed during the remainder of fiscal 1999, and the remaining facilities will be closed in fiscal 2000.
(3) Other asset write-downs and costs are recorded as contra assets and include the expected loss on sale of assets and leasehold improvements and equipment being abandoned or written off as a result of the exit plans.
     The remaining balance primarily represents assets that will be disposed of in conjunction with facility consolidations and closures, which are expected to occur throughout fiscal 1999 and fiscal 2000.

  Merger and Other Nonrecurring Charges:

     The Company accrues, among other things, costs to complete pooling of interests transactions, costs of merging and closing redundant facilities, and costs associated with personnel reductions and centralizing certain administrative functions.

     The following table sets forth activity in the Company's accrued merger and other nonrecurring charges liability account for the three months ended May 1, 1999:

                                Employee                            Accrued
                              Severance &         Facility          Merger &     Other Asset
                              Termination        Closure &       Related Costs   Write Downs
                                Costs(1)     Consolidations (2)     Balance      & Costs (3)    Total
                             --------------  ------------------  --------------  ------------  -------
                                                          (in thousands)

Balance, January 30, 1999         $3,659           $1,831             $5,490          $797    $6,287
Payments/utilization                (296)            (220)              (516)          (44)     (560)
                                  ------           ------             ------          ----    ------
Balance, May 1, 1999              $3,363           $1,611             $4,974          $753    $5,727
                                  ======           ======             ======          ====    ======

(1) The remaining balance of employee severance and termination costs of $3,363,000 reflects remaining balances in the fiscal 1995 charge of $721,000, fiscal 1996 charge of $71,000, and fiscal 1997 charge of $2,571,000. The fiscal 1995 charge reflects the remaining severance associated with the centralization of certain shared services which began in the second quarter of fiscal 1997 and will be substantially completed by the end of fiscal 1999. The phased consolidation of these services reflects the Company's objective to maintain a high level of service to its customers and vendors, while reducing its internal cost structure. The remaining balance of the fiscal 1997 charge primarily reflects the consolidation of the Carolina facilities which is expected to be substantially complete by the end of the third quarter of fiscal 1999. Approximately 20 employees were terminated during the three-month period ended May 1, 1999. The remaining balance reflects the planned terminations of approximately 180 employees, which are expected to occur during the remainder of fiscal 1999.
(2) The remaining balance of $1,611,000 reflects remaining balances in the fiscal 1995 charge of $320,000 and the fiscal 1997 charge of $1,291,000. The fiscal 1995 charge reflects the post closing costs related to the centralization of certain shared services. The remaining balance in the fiscal 1997 charge primarily reflects the consolidation of the Carolina facilities which is expected to be substantially complete by the end of the second quarter of fiscal 1999. Three facilities were closed during the three-month period ended May 1, 1999. The remaining balance reflects the planned closure/consolidation of three facilities, which are expected to occur during the remainder of fiscal 1999.

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            May 1, 1999 (Unaudited)


(3) The remaining balance of $753,000 primarily reflects the assets that will be disposed of in conjunction with the facility closures which are expected to be substantially complete by the end of the second quarter of fiscal 1999.

4.  Contingencies

     In the normal course of business, the Company is subject to certain legal proceedings. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the Company's financial position or operating results.

5.  Discontinued Operations

     In January 1999, the Company adopted a plan to discontinue its same-day courier delivery business. This business is accounted for as discontinued operations and, accordingly, its operations are segregated in the accompanying financial statements. The Company has retained an investment banking firm to assist in the sale of the same-day courier delivery business and expects to complete this sale by the end of fiscal 1999. The provision for estimated loss on disposal is based on management's best estimates of the amounts expected to be realized on the sale of the same-day courier delivery business, as well as the estimated results of discontinued operations from the measurement date to the anticipated date of disposal. The amounts the Company will ultimately realize, if any, could differ from the amounts assumed in arriving at the loss anticipated on disposal of the discontinued operations.

     Net sales for the discontinued delivery business for the three months ended May 1, 1999 were $168,236,000 compared to net sales of $189,589,000 for the three months ended May 2, 1998. Net loss from discontinued operations for the three months ended May 1, 1999 of $8,132,000 includes a tax benefit of $4,901,000, and net income from discontinued operations for the three months ended May 2, 1998 of $223,000 includes a tax related expense of $175,000. The results of discontinued operations include allocations of interest expense based on the ratio of net assets of discontinued operations to the sum of total net assets of the Company. The Delivery total interest, including allocated interest for the three months ended May 1, 1999 and May 2, 1998, was $1,999,000 and $1,375,000, respectively. During the three months ended May 1, 1999, the Company incurred costs of approximately $176,000 in connection with the discontinuance. The results of the discontinued operations do not include any allocation of corporate overhead from the Company during the periods presented.

     At May 1, 1999, the Net Assets of Discontinued Operations as presented in the accompanying Consolidated Balance Sheet are as follows:

                                              May 1, 1999  January 30, 1999
                                              -----------  ----------------
                                                     (in thousands)

     Current assets                              $126,801          $121,085
     Property, plant and equipment, net            23,967            28,915
     Other long-term assets                        79,111            78,234
                                                 --------          --------
          Total assets                            229,879           228,234

     Current liabilities                           58,623            66,614
     Long-term liabilities                          4,794             4,999
                                                 --------          --------
          Total liabilities                        63,417            71,613
                                                 --------          --------
                                                  166,462           156,621
          Loss on disposal                         43,692            52,000
                                                 --------          --------
     Net assets of discontinued operations       $122,770          $104,621
                                                 ========          ========

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            May 1, 1999 (Unaudited)

6.  Earnings Per Share

     Basic and diluted earnings per share are calculated as follows (in thousands) except per share amounts:

                                         Three Months  Three Months
                                            Ended          Ended
                                         May 1, 1999    May 2, 1998
                                         ------------  -------------
Numerator for basic and diluted EPS:
  Income from continuing operations
     available to common shareholders        $  9,992      $ 15,590
  Discontinued operations                          --           223
  Extraordinary item                               --        (1,104)
                                             --------      --------
  Net income                                 $  9,992      $ 14,709
                                             ========      ========
Basic EPS Calculation:
Denominator:
  Basic shares (1)                            104,185       134,410
                                             ========      ========
Earnings per common share:
  Continuing operations                      $   0.10      $   0.12
  Discontinued operations                          --          0.00
  Extraordinary item                               --         (0.01)
                                             --------      --------
  Net income                                 $   0.10      $   0.11
                                             ========      ========
Diluted EPS Calculation:
Denominator (2):
  Basic shares                                104,185       134,410
  Dilutive stock options and warrants             455         2,319
                                             --------      --------
  Diluted shares                              104,640       136,729
                                             ========      ========
Earnings per common share:
  Continuing operations                      $   0.10      $   0.12
  Discontinued operations                          --          0.00
  Extraordinary item                               --         (0.01)
                                             --------      --------
  Net income                                 $   0.10      $   0.11
                                             ========      ========

(1) The period ended May 2, 1998 reflects the 35,000,000 shares repurchased on April 10, 1998 and the period ended May 1, 1999 reflects 39,635,681 shares repurchased.
(2) Antidilutive stock options omitted from the denominator were 14,417,000 and 11,294,000 for the quarters ended May 1, 1999 and May 2, 1998, respectively. Also excluded from the calculation are the Convertible Notes with an exercise price of $33.33 per share which is greater than the average market price of the common shares.


7.  Industry and Geographic Area Segment Information

     The Company is organized primarily on the basis of business segments and geographic locations. The Company operates in four reportable business segments, excluding discontinued operations (1) North America Office Products, (2) International Office Products, (3) Desktop Software Distribution, and (4) Other Products & Services; and two geographic segments (1) U.S. and (2) International. The Company does not allocate its corporate headquarters' expenses to its segments.

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            May 1, 1999 (Unaudited)

     Included in the North America Office Products' segment are general office supplies, office furniture, computer and imaging supplies, and manufactured forms and labels. The International Office Products' segment primarily includes general office supplies, office furniture, and computer supplies. The Desktop Software Distribution segment primarily includes the sale of shrink-wrapped product and the sale of licenses for the use of software produced by major software publishers. The Other category primarily includes advertising specialties, promotional products, and cleaning and service supplies (see Note
8). Included in the geographic segment are International segment are operations throughout Canada, Europe and the Southern Pacific.

     The following tables set forth information as to the Company's reportable segments (in thousands):

Business Segments
                                         N. America  International  Desktop
                                         Office      Office         Software               Reconciling
                                         Products    Products       Distribution  Other    Items (a)     Consolidated
                                         ----------  -------------  ------------  -------  -----------   ------------
Three months ended May 1, 1999:
Net Sales                                  $576,460       $171,194      $155,693  $69,810     $ (1,098)      $972,059
Depreciation and amortization                 8,931          3,118         1,084      904        3,241         17,278
EBITDA                                       60,802          4,397         7,794    1,911      (16,142)        58,762
Operating profit                             51,975          2,122         6,696      981      (19,391)        42,383
Interest expense and other, net                                                                               (22,437)
                                                                                                             --------
Income before income taxes and
  minority interest                                                                                          $ 19,946
                                                                                                             ========

Property, equipment and software, net       126,468         25,887         7,678   23,813      169,776        353,622
Capital expenditures                          3,931          2,384           972    2,902        6,937         17,126

Three months ended May 2, 1998:
Net sales                                  $582,091       $144,854      $123,817  $70,321     $ (2,611)      $918,472
Depreciation and amortization                 7,814          2,405           936      754        3,004         14,913
EBITDA                                       54,450          3,448         7,814    3,142      (13,762)        55,092
Operating profit                             46,676          1,167         6,882    2,390      (16,790)        40,325
Interest expense and other, net                                                                               (11,670)
                                                                                                             --------
Income before income taxes and
  minority interest                                                                                          $ 28,655
                                                                                                             ========

Property, equipment and software, net       130,954         27,099         5,921   17,338      148,512        329,824
Capital expenditures                          6,075          1,131           453    1,175       10,861         19,695

(a) Includes unallocated corporate headquarter expenses and assets, as well as elimination of intersegment revenue. Intersegment sales are generally made at cost plus a nominal handling fee.

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            May 1, 1999 (Unaudited)


Geographic Segments
                                          Domestic   International  Reconciling
                                         Operations   Operations     Items (a)    Consolidated
                                         ----------  -------------  ------------  ------------
Three months ended May 1, 1999:
Net sales                                  $719,290       $252,769     $     --       $972,059
Property, equipment and software, net       144,984         38,862      169,776        353,622

Three months ended May 2, 1998:
Net sales                                  $696,545       $221,927     $     --       $918,472
Property, equipment and software, net       141,598         39,714      148,512        329,824

(a) Includes unallocated corporate headquarter assets. There are no intersegment revenues.

8.  Subsequent Events

     In June 1999, the Company announced that it signed a definitive agreement to sell its janitorial and cleaning supplies business and three forms distribution businesses. The combined annual revenue of these businesses totaled approximately $180 million in fiscal 1998. The agreements are expected to close in the second quarter of fiscal 1999.


9.  Supplemental Guarantor Information

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

     The following information sets forth the condensed consolidating balance sheet of the Registrant as of May 1, 1999 and condensed consolidating statements of operations and cash flows for the three months ended May 1, 1999 and May 2, 1998, respectively. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, CEX Holdings, Inc., and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Issuer (CEX Holdings) and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Guarantors.

                            CORPORATE EXPRESS, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                  May 1, 1999
                                  (unaudited)

                                                                                          Subsidiary
                                                       Parent       Issuer    Subsidiary      Non
                                                      Guarantor    of Notes   Guarantors  Guarantors  Eliminations Consolidated
                                                    ---------- ------------ -----------  ---------- ------------- ------------
ASSETS
 Current assets:
    Cash and cash equivalents                         $     -         $ 61    $ 14,156     $ 4,478           $ -     $ 18,695
    Trade accounts receivable, net                          -            -     419,412     193,119             -      612,531
    Notes and other receivables                             -          613      58,615      25,473             -       84,701
    Inventories                                             -            -     218,584      71,088             -      289,672
    Deferred income taxes                                   -            -      42,523         276             -       42,799
    Other current assets                                3,255            -      38,839       9,519                     51,613
                                                    ---------- ------------ -----------  ---------- ------------- ------------
         Total current assets                           3,255          674     792,129     303,953             -    1,100,011

Property and Equipment:
   Land                                                     -            -      12,800       1,370             -       14,170
   Buildings and leasehold improvements                     -            -     106,309      15,106             -      121,415
   Furniture and equipment                                  -            -     156,676      36,608             -      193,284
                                                    ---------- ------------ -----------  ---------- ------------- ------------
                                                            -            -     275,785      53,084             -      328,869
    Less accumulated depreciation                           -            -     (88,789)    (19,143)            -     (107,932)
                                                    ---------- ------------ -----------  ---------- ------------- ------------
    Net property and equipment                              -            -     186,996      33,941             -      220,937

    Goodwill, net                                           -            -     578,040     202,017             -      780,057
    Software, net                                           -            -     127,765       4,920                    132,685
    Net investment in and advances
           to subsidiaries                            771,533    1,645,962           -    (112,626)   (2,304,869)           -
    Other assets, net                                   2,244       43,665       8,665      21,874             -       76,448
    Net assets from discontinued operations                 -      (43,692)    166,462           -             -      122,770
                                                    ---------- ------------ -----------  ---------- ------------- ------------
         Total assets                                $777,032   $1,646,609  $1,860,057   $ 454,079  $ (2,304,869) $ 2,432,908
                                                    ========== ============ ===========  ========== ============= ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                           $     -      $     -   $ 291,735   $ 117,918           $ -    $ 409,653
   Accrued payroll and benefits                             -            -      38,875       9,553             -       48,428
   Accrued purchase costs                                   -            -         958       4,870             -        5,828
   Accrued restructuring, merger and related costs          -            -      21,844       8,710             -       30,554
   Other accrued liabilities                            4,867       14,992      23,011      32,415             -       75,285
   Current portion of long-term debt
       and capital leases                                   -        7,779      11,268      50,573             -       69,620
                                                    ---------- ------------ -----------  ---------- ------------- ------------
         Total current liabilities                      4,867       22,771     387,691     224,039             -      639,368

   Capital lease obligations                                -            -       4,723       2,237             -        6,960
   Long-term debt                                     325,000      852,305      18,236      26,457             -    1,221,998
   Deferred income taxes                                    -                   75,033         541             -       75,574
   Minority interest in subsidiaries                        -            -           -      22,942             -       22,942
   Other non-current liabilities                            -            -      11,452       7,449             -       18,901
                                                    ---------- ------------ -----------  ---------- ------------- ------------
         Total liabilities                            329,867      875,076     497,135     283,665             -    1,985,743

         Total shareholders' equity                   447,165      771,533   1,362,922     170,414    (2,304,869)     447,165
                                                    ---------- ------------ -----------  ---------- ------------- ------------
         Total liabilities and shareholders' equity  $777,032   $1,646,609  $1,860,057   $ 454,079  $ (2,304,869) $ 2,432,908
                                                    ========== ============ ===========  ========== ============= ============

                                      15

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        Three Months Ended May 1, 1999
                                  (unaudited)

                                                                                Subsidiary
                                                Parent     Issuer   Subsidiary      Non
                                               Guarantor  of Notes  Guarantors  Guarantors   Eliminations Consolidated
                                               ---------  --------- ----------- -----------  ------------ ------------
Net sales                                        $    -    $     -   $ 719,290   $ 252,769      $      -    $ 972,059
Cost of sales                                         -          -     545,238     200,195             -      745,433
Equity in subsidiary earnings                    12,397     21,503           -           -       (33,900)           -
                                               ---------  --------- ----------- -----------  ------------ ------------
    Gross profit                                 12,397     21,503     174,052      52,574       (33,900)     226,626

Warehouse operating and selling expenses              -          -     113,815      37,554             -      151,369
Corporate general and administrative expenses         -          -      18,765       5,067             -       23,832
Amortization of intangibles                           -          -       7,019       2,023             -        9,042
                                               ---------  --------- ----------- -----------  ------------ ------------
    Operating profit                             12,397     21,503      34,453       7,930       (33,900)      42,383

Interest expense and other, net                   4,114     15,579         284       2,460             -       22,437
                                               ---------  --------- ----------- -----------  ------------ ------------
    Income before income taxes                    8,283      5,924      34,169       5,470       (33,900)      19,946

Income tax expense (benefit)                     (1,709)    (6,473)     14,198       3,099             -        9,115
                                               ---------  --------- ----------- -----------  ------------ ------------
Income before minority interest                   9,992     12,397      19,971       2,371       (33,900)      10,831

Minority interest expense                             -          -           -         839             -          839
                                               ---------  --------- ----------- -----------  ------------ ------------
    Net income                                  $ 9,992    $12,397    $ 19,971     $ 1,532     $ (33,900)     $ 9,992
                                               =========  ========= =========== ===========  ============ ============

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        Three Months Ended May 2, 1998
                                  (unaudited)

                                                                                 Subsidiary
                                                 Parent    Issuer    Subsidiary     Non
                                                Guarantor of Notes   Guarantors  Guarantors  Eliminations Consolidated
                                                --------- ---------  ----------  ----------  ------------ ------------
Net sales                                       $     -    $     -    $696,545    $221,927     $      -     $918,472
Cost of sales                                         -          -     526,388     175,258            -      701,646
Equity in subsidiary earnings                    17,026     21,022           -           -      (38,048)           -
                                                -------    -------    --------    --------     --------     --------
    Gross profit                                 17,026     21,022     170,157      46,669      (38,048)     216,826

Warehouse operating and selling expenses              -          -     111,932      35,512            -      147,444
Corporate general and administrative expenses         -          -      17,470       3,754            -       21,224
Amortization of intangibles                           -          -       6,126       1,707            -        7,833
                                                -------    -------    --------    --------     --------     --------

    Operating profit                             17,026     21,022      34,629       5,696      (38,048)      40,325

Interest expense and other, net                   4,134      5,160        (289)      2,665            -       11,670
                                                -------    -------    --------    --------     --------     --------

    Income before income taxes                   12,892     15,862      34,918       3,031      (38,048)      28,655

Income tax expense (benefit)                     (1,817)    (2,268)     15,346       1,608            -       12,869
                                                -------    -------    --------    --------     --------     --------

Income before minority interest                  14,709     18,130      19,572       1,423      (38,048)      15,786

Minority interest expense                             -          -                     196            -          196
                                                -------    -------    --------    --------     --------     --------
    Income from continuing operations            14,709     18,130      19,572       1,227      (38,048)      15,590

Discontinued operations, net of tax:
    Income from discontinued operations               -          -         223           -            -          223
                                                -------    -------    --------    --------     --------     --------

    Income before extraordinary item             14,709     18,130      19,795       1,227      (38,048)      15,813

Extraordinary item:
    Loss on early extinguishment of debt              -     (1,104)          -           -            -       (1,104)
                                                -------    -------    --------    --------     --------     --------

    Net income                                  $14,709    $17,026    $ 19,795    $  1,227     $(38,048)    $ 14,709
                                                =======    =======    ========    ========     ========     ========

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        Three Months Ended May 1, 1999
                                  (unaudited)


                                                                                                 Subsidiary
                                                                Parent     Issuer    Subsidiary      Non
                                                               Guarantor  of Notes   Guarantors  Guarantors  Consolidated
                                                               ---------  ---------  ----------  ----------  ------------
Net cash provided by (used in) operating activities             $     -   $ (8,694)    $14,040     $ 1,223       $ 6,569
                                                               ---------  ---------  ----------  ----------  ------------
Cash flows from investing activities:
     Capital expenditures                                             -          -     (13,925)     (3,201)      (17,126)
     Proceeds from sale of assets                                     -          -       3,132          86         3,218
     Payment for acquisitions, net of cash acquired                   -          -        (233)     (1,119)       (1,352)
     Short-term financial instruments, net                            -          -           -      (2,056)       (2,056)
     Other, net                                                       -          -      (1,449)      1,155          (294)
                                                               ---------  ---------  ----------  ----------  ------------
Net cash provided by (used in) investing activities                   -          -     (12,475)     (5,135)      (17,610)
                                                               ---------  ---------  ----------  ----------  ------------
Cash flows from financing activities:
     Issuance of common stock                                         2          -           -           -             2
     Debt issuance costs                                              -     (1,351)         18           -        (1,333)
     Proceeds from long-term borrowings                               -          -           -       3,806         3,806
     Repayments of long-term borrowings                               -       (625)     (6,503)     (5,425)      (12,553)
     Proceeds from short-term borrowings                              -          -           -          18            18
     Repayments of short-term borrowings                              -          -           -         (27)          (27)
     Net proceeds from (payments on) line of credit                   -     31,400      14,709      (1,953)       44,156
     Net activity in investment in and advances
         (to) from subsidiaries                                      (2)   (22,136)     14,362       7,776             -
                                                               ---------  ---------  ----------  ----------  ------------
Net cash provided by (used in) financing activities                   -      7,288      22,586       4,195        34,069
                                                               ---------  ---------  ----------  ----------  ------------
Net cash provided to discontinued operations                          -          -     (18,149)          -       (18,149)

Effect of foreign currency exchange rates changes on cash             -          -         (72)       (943)       (1,015)
                                                               ---------  ---------  ----------  ----------  ------------
Increase (decrease) in cash and cash equivalents                      -     (1,406)      5,930        (660)        3,864

Cash and cash equivalents, beginning of period                        -      1,467       8,226       5,138        14,831
                                                               ---------  ---------  ----------  ----------  ------------
Cash and cash equivalents, end of period                       $      -   $     61     $14,156     $ 4,478      $ 18,695
                                                               =========  =========  ==========  ==========  ============

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        Three Months Ended May 2, 1998
                                  (unaudited)


                                                                                                  Subsidiary
                                                                Parent      Issuer    Subsidiary      Non
                                                               Guarantor   of Notes   Guarantors  Guarantors    Consolidated
                                                              ----------  ----------  ----------- -----------  --------------
Net cash provided by (used in) operating activities           $ (18,956)  $ (19,430)    $ 81,809   $ (17,604)       $ 25,819
                                                              ----------  ----------  ----------- -----------  --------------
Cash flows from investing activities:
     Capital expenditures                                             -           -      (17,758)     (1,937)        (19,695)
     Proceeds from sale of assets                                     -           -            6         106             112
     Payment for acquisitions, net of cash acquired                   -           -       (1,687)    (19,360)        (21,047)
     Short-term financial instruments, net                            -                        -        (994)           (994)
     Other, net                                                       -           -          (32)          -             (32)
                                                              ----------  ----------  ----------- -----------  --------------
Net cash used in investing activities                                 -           -      (19,471)    (22,185)        (41,656)
                                                              ----------  ----------  ----------- -----------  --------------
Cash flows from financing activities:
     Issuance of common stock                                       156           -            -           -             156
     Repurchase of common stock                                (379,250)          -            -           -        (379,250)
     Debt issuance costs                                                    (15,150)           -           -         (15,150)
     Proceeds from long-term borrowings                               -     250,000          695       1,484         252,179
     Repayments of long-term borrowings                               -           -       (5,431)     (1,209)         (6,640)
     Proceeds from short-term borrowings                              -           -            -       1,188           1,188
     Repayments of short-term borrowings                              -           -           (4)     (2,071)         (2,075)
     Net proceeds from (payments on) line of credit                   -     139,068      (12,524)     25,427         151,971
     Net activity in investment in and advances
          (to) from subsidiaries                                398,050    (351,691)     (58,136)     11,777               -
     Other                                                            -           -          (73)          -             (73)
                                                              ----------  ----------  ----------- -----------  --------------
Net cash provided from (used in) financing activities            18,956      22,227      (75,473)     36,596           2,306
                                                              ----------  ----------  ----------- -----------  --------------
Net cash provided by discontinued operations                          -           -        7,654           -           7,654

Effect of foreign currency exchange rates changes on cash             -           -           (9)       (147)           (156)
                                                              ----------  ----------  ----------- -----------  --------------
Increase (decrease) in cash and cash equivalents                      -       2,797       (5,490)     (3,340)         (6,033)

Cash and cash equivalents, beginning of period                        -         372       22,293      10,147          32,812
                                                              ----------  ----------  ----------- -----------  --------------
Cash and cash equivalents, end of period                       $      -     $ 3,169     $ 16,803     $ 6,807        $ 26,779
                                                              ==========  ==========  =========== ===========  ==============

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 and the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q.

     Some of the statements contained in this Management's Discussion and Analysis of this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of the Company's knowledge of its business and operations, there can be no assurance that actual results will not materially differ from the Company's expectations. Factors that could cause actual results or future events to differ include: inability of the Company to successfully identify and execute strategic transactions that create shareholder value; inability to complete divestitures of the delivery business, the cleaning supplies business or other operations on acceptable terms and on the desired timetable, or at all, or to realize the expected operating and financial benefits of the divestitures; inability to achieve the expected cost reductions and other operating benefits relating to the restructuring plan; inability to successfully integrate acquisitions; inability to realize growth from sales initiatives and increase profitability of the core business and to successfully develop and implement the Corporate Supplier plans; and deterioration in general economic conditions and the corresponding impact on revenues; uncertainties related to legislation with respect to independent contract drivers; uncertainties related to the Company's systems and proprietary software; uncertainties related to Year 2000 compliance, particularly with respect to third party readiness; and uncertainties related to competition and to the demand for the products and services offered by the Company.

Results of Operations

     Net Sales from Continuing Operations. Consolidated net sales increased 5.8% to $972,059,000 in the quarter ended May 1, 1999 compared to $918,472,000 in the same three-month period ended May 2, 1998. Net sales for the Company's North America Office Products ("NAOP") segment slightly decreased to $576,460,000 from $582,091,000 during the same three-month period ended May 2, 1998, primarily reflecting certain minor restructuring related business closings and paper price decreases. Net sales for the International Office Products segment increased 18.2% to $171,194,000 from $144,854,000 in the same three-month period ended May 2, 1998 primarily reflecting acquisition related revenue and sales growth, primarily in Australia. The Company acquired 11 International Office Product companies over the course of fiscal 1998. Net sales for the Company's Desktop Software segment increased 25.7% to $155,693,000 from $123,817,000 in the same three-month period ended May 2, 1998 primarily reflecting enterprise agreements with new customers and added software sales to existing customers. Net sales for the Other Products and Services' segment decreased slightly to $69,810,000 from $70,321,000 in the same three-month period ended May 2, 1998.

     International operations accounted for 26.0% of total sales or $252,769,000 in the quarter ended May 1, 1999 and 24.1% of total sales or $221,927,000 in the same three-month period last year, primarily reflecting strong internal growth in Australia and acquisition revenue. Since May 2, 1998, the Company has expanded its international operations in Canada, Germany, Ireland, the Netherlands and the United Kingdom. The Company currently has no specific plans to significantly expand or enter additional international markets.

     Gross Profit from Continuing Operations. Cost of sales includes merchandise, occupancy and delivery costs. Consolidated gross profit as a percentage of sales was 23.3% for the quarter ended May 1, 1999 compared to 23.6% for the three-month period ended May 2, 1998. The North America Office Products segment's gross profit percentage increased for the three months ended May 1, 1999 compared to the three months ended May 2, 1998, primarily reflecting enhanced supplier programs. This gross profit increase was offset by increased software sales (which have lower gross profit margins) in the United States and Europe and lower gross margins in Other Products and Services' segment reflecting competitive pressures.

     Warehouse Operating and Selling Expenses from Continuing Operations. Warehouse operating and selling expenses primarily include labor and administrative costs associated with operating regional warehouses and sales offices, selling expenses including commissions related to the Company's direct sales force, and warehouse consolidation and relocation costs and expenses. Warehouse operating and selling expenses decreased as a percentage of sales to 15.6% during the quarter ended May 1, 1999 from 16.1% during the same three-month period ended May 2, 1998. This decrease is primarily attributable to the Company's efforts to leverage and streamline its operations, including the elimination of redundant facilities and positions.

     Corporate General and Administrative Expenses from Continuing Operations. Corporate general and administrative expenses include expenses incurred to provide corporate oversight and support for regional operations and depreciation of the related assets. Corporate general and administrative expenses increased to $23,832,000 in the quarter ended May 1, 1999 from $21,224,000 in the three months ended May 2, 1998. This increase primarily reflects the Company's expanded operations and infrastructure. As a percentage of net sales, corporate general and administrative expenses increased to 2.5% during the three months ended May 1, 1999 from 2.3% during the three months ended May 2, 1998.

     Amortization of Intangibles from Continuing Operations. Intangible amortization expense primarily reflects goodwill and capitalized software amortization expense. Amortization expense increased to $9,042,000 during the quarter ended May 1, 1999 from $7,833,000 during the same three months ended May 2, 1998, reflecting amortization of the Company's investment in its computer software applications.

     Operating Profit from Continuing Operations. Consolidated operating profit increased 5.1% to $42,383,000 or 4.4% of net sales for the quarter ended May 1, 1999 compared to operating profit of $40,325,000 or 4.4% of net sales during the same three-month period of last year. The increase in operating profit is due largely to increased revenue for the three months ended May 1, 1999 compared to the three months ended May 2, 1998.

     Operating profit for the Company's North America Office Products segment increased 11.4% to $51,975,000, or 9.0% of related net sales, from $46,676,000, or 8.0% of related net sales in the same three-month period of last year, primarily reflecting enhanced vendor rebate programs and improved operating efficiencies as a result of the Company's fiscal 1998 restructuring plan.

     Operating profit for the International Office Products' segment increased to $2,122,000, or 1.2% of related net sales, from $1,167,000, or 0.8% of related net sales in the same three-month period ended May 2, 1998, primarily reflecting acquisition revenue and improved performance in Australia, partially offset by an operating loss in Italy. The Italy operating loss reflects business disruptions from consolidation efforts and system implementations.

     Operating profit for the Company's Desktop Software segment decreased 2.7% to $6,696,000, or 4.3% of Desktop Software net sales, from $6,882,000, or 5.6% of related net sales, in the three-month period last year reflecting the increased percentage of large volume licensing agreements which typically have lower margins compared to traditional shrink wrap products. The Company expects the Desktop Software segment to continue to experience operating margin pressure primarily due to these lower margin, high volume customer agreements and changes in the rebate structure from the major software publishers.

     Operating profit for Other Products and Services' segment decreased 59.0% to $981,000, or 1.4% of Other Products and Services' net sales, from $2,390,000, or 3.4% of Other Products and Services' net sales in the same three-month period last year, primarily reflecting lower profits in the Company's cleaning and service supply subsidiary. The Company announced on June 1, 1999 that it signed a definitive agreement to sell this subsidiary.

     International operations accounted for 18.7% of total operating profit in the current fiscal year compared to 14.1% in the same three-month period of the prior year. International operating profit increased 39.2% to $7,930,000, or 3.1% of international net sales from $5,698,000, or 2.6% of international net sales in the same three-month period last year, primarily reflecting expanded international operations and improved operating performance in Australia and Canada, partially offset by the operating loss in Italy.

     Net Interest Expense and Other from Continuing Operations. Net interest expense and other of $22,437,000 in the quarter ended May 1, 1999 increased from $11,670,000 in the quarter ended May 2, 1998. This increase reflects increased borrowings under the Senior Secured Credit Facility, which has higher interest rates than the previous Senior Credit Facility, and the sale in May 1998 of the 9-5/8% Senior Subordinated Notes due 2008. The increasing borrowings include the effect of the share repurchases.

     Minority Interest. Minority interest expense of $839,000 in the quarter compares to $196,000 in the three months ended May 2, 1998, reflecting higher earnings at Corporate Express Australia. The Company owned a 52.9% majority ownership interest in Corporate Express Australia at May 1, 1999.

     Discontinued Operations. In January 1999, the Company adopted a formal plan to sell its same-day courier delivery business. Accordingly, the net operating results of this business prior to the decision to discontinue are shown as income from discontinued operations, net of tax and was $223,000 during the three months ended May 2, 1998. No adjustments were made to the estimated loss on disposal during the three months ended May 1, 1999.

     Extraordinary Item. The extraordinary loss of $1,104,000 (which is net of tax of $706,000) in the three months ended May 2, 1998 represents the write-off of deferred financing costs related to the early extinguishment of the Company's former Senior Credit Facility.

     Net Income. Net income of $9,992,000 in the quarter ended May 1, 1999 compares to a net income of $14,709,000 in the quarter ended May 2, 1998. This decrease reflects higher interest expense as a result of increased borrowings under the Senior Secured Credit Facility and the 9 5/8% Senior Notes issued in May 1998.

     Balance Sheet Items. The net accounts receivable balance at May 1, 1999 of $612,531,000 increased $10,962,000 from $601,569,000 at January 30, 1999 primarily as a result of internal sales growth throughout the Company. The allowance for doubtful accounts as a percentage of consolidated accounts receivable was 1.8% and 1.9% at May 1, 1999 and January 30, 1999, respectively. This slight decrease reflects the write-off of a large account that was fully reserved at year end. The Company's historical bad debt write-offs have been low due to the high credit quality of its customers, resulting from the Company's focus on large corporations.

     The inventory balance at May 1, 1999 of $289,672,000 slightly increased by $3,918,000 from $285,754,000 at January 30, 1999.

     Net goodwill at May 1, 1999 of $780,057,000 decreased from $788,963,000 at January 30, 1999 reflecting current quarter amortization and the impact of foreign currency translation.

     The accounts payable trade balance at May 1, 1999 of $409,653,000 decreased $12,434,000 from $422,087,000 at January 30, 1999 primarily as a result of the timing of cash payments to suppliers.

     Accrued purchase costs at May 1, 1999 of $5,828,000 decreased by $589,000 from the January 30, 1999 balance of $6,417,000 reflecting acquisition additions of $680,000 usage of $1,056,000 and reversals of $213,000, reducing previously recorded goodwill.

     The accrued restructuring, merger and related costs balance at May 1, 1999 of $30,554,000 decreased by $5,606,000 from the January 30, 1999 balance of $36,160,000 reflecting current period usage.

Liquidity and Capital Resources

     The Company has financed its operations through internally generated funds and borrowings from commercial banks and has financed its share repurchases and acquisitions through the use of such funds and the issuance of equity and debt securities.

     On April 22, 1998, the Company's previous Senior Credit Facility was replaced and paid in full with proceeds from the new Senior Secured Credit Facility. Approximately $1,810,000 of deferred financing costs related to the previous Senior Credit Facility were expensed in the first quarter of fiscal 1998 and are shown as an extraordinary item of $1,104,000, net of tax of $706,000.

     On April 10, 1998, the Company concluded the Dutch Auction tender offer it commenced on February 5, 1998, pursuant to which it purchased 35,000,000 shares at a price of $10.75 per share. Subsequently, pursuant to a stock repurchase program, the Company acquired an additional 4,635,681 shares in fiscal 1998. The Company has terminated its stock repurchase program. The Company funded the purchase of such shares and the payment of related fees and expenses through its $1.0 billion Senior Secured Credit Facility described below. The Senior Secured Credit Facility consists of a $250,000,000 seven-year term loan and a $750,000,000 five-year revolving credit facility. The Senior Secured Credit Facility is guaranteed by substantially all domestic subsidiaries of the Company and is collateralized by all tangible and intangible property of the guarantors including inventory and receivables. At the borrower's option, interest rates are at a base rate or a Eurodollar rate plus an applicable margin determined by a leverage ratio as defined in the loan agreements. The term loan's interest rate ranges from 0.25% to 0.75% above the revolving loan interest rate. The Company is subject to usual covenants customary for this type of facility including financial covenants. The Company amended the credit agreement to clarify that the restructuring charge is excluded from the computations and to permit the disposal of certain non-core assets. The available funds may be used for general corporate purposes, including permitted acquisitions and permitted share repurchases. As of June 9, 1999, the Company had $505,000,000 outstanding under the Senior Secured Credit Facility and an unused borrowing capacity of $493,125,000 (reflecting the quarterly principal payments on the term loan totaling $1,875,000, which is a permanent reduction to the facility). The Company is in compliance with all debt convenants under the Senior Secured Credit Facility, and the Company expects to remain in compliance with such covenants for fiscal 1999 under its annual business plan for the year, although there can be no assurance to that effect.

     On May 29, 1998, CEX Holdings, Inc., a wholly-owned subsidiary of the Company, issued at par $350,000,000 principal amount of unsecured 9 5/8% Senior Subordinated Notes due 2008 (the "9 5/8% Notes"). The 9 5/8% Notes are guaranteed by all material domestic subsidiaries of the Company and are subordinated in right of payment to all senior debt which totaled approximately $535,400,000 at May 1, 1999. On or after June 1, 2003 through maturity, the
9 5/8% Notes may be redeemed at the option of the Company, in whole or in part, at redemption rates ranging from 104.813% to 100%. At any time on or before June 1, 2001, the Company may redeem up to 35% of the 9 5/8% Notes with the net cash proceeds of one or more public equity offerings at a redemption price equal to 109.625% of the principal amount thereof, subject to certain restrictions. Semi-annual interest payments are due on June 1 and December 1 and began on December 1, 1998. A portion of the proceeds from the sale of the 9 5/8% Notes was used to repay prior to maturity substantially all of the $90,000,000 9 1/8% Notes and to repay $245,000,000 on the Senior Secured Credit Facility. As a result of the early extinguishment of the 9 1/8% Notes, the Company recorded an extraordinary loss of $4,477,000, net of tax of $2,862,000, in the second quarter of fiscal 1998. In May 1998, the Company settled an interest rate hedging contract based on $300,000,000 of U.S. Treasury notes related to the completed offering of the 9 5/8% Notes. The cost of the settlement of the contract was $7,271,000 and is amortized over the ten-year term of the 9 5/8% Notes, bringing the effective interest rate of the debt instrument to 9.96%. In December 1998, CEX Holdings, Inc. completed a registered exchange offer pursuant to which the 9 5/8% Notes were exchanged for substantially similar notes.

     During the quarter ended May 1, 1999, the Company had net capital expenditures of $13,908,000 for computer systems and software, warehouse reconfigurations, telecommunications equipment, delivery vehicles, leasehold improvements and investments in facilities. The Company continues to invest in advanced facilities, the development of its proprietary computer software, and the upgrade of its computer systems. The Company expects net capital expenditures for fiscal 1999 of approximately $50,000,000 comprised of approximately $39,000,000 to be used for upgrading and enhancing its information systems and telecommunications equipment and approximately $11,000,000 for warehouse reconfiguration and equipment. Actual capital expenditures for fiscal 1999 may be greater or less than budgeted amounts.

     Significant cash activity in the three months ended May 1, 1999 was as follows: net capital expenditures of $13,908,000, net payments of long-term borrowings of $8,747,000, net cash provided to discontinued operations of

$18,149,000 and other uses of $6,057,000, offset by net proceeds under lines of credit of $44,156,000 and cash provided by operations of $6,569,000.

     The Company does not enter into financial instrument contracts for trading or speculative purposes. The Company has no financial instrument contracts currently outstanding.

     The Company believes that the borrowing capacity under the Senior Secured Credit Facility, together with proceeds from future debt and equity financings and proceeds from the sale of certain assets, in addition to the Company's cash on hand, capital resources and cash flows, will be sufficient to fund the Company's ongoing operations, anticipated capital expenditures and acquisition activities for the next twelve months. However, actual capital needs may change, and there can be no assurance that the Company will continue to be able to obtain capital on favorable terms in the future, particularly in connection with acquisitions which the Company may complete in the future.

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

Impact of the Year 2000 Issue

     Readiness. The Company is engaged in an enterprise-wide Year 2000 compliance program, with the objective of completing the process for all critical business systems by August 31, 1999. The Company's ISIS computer software was designed with the Year 2000 issue in mind, and the Company believes that it is Year 2000 compliant. However, the Company uses many different systems and software programs to effect, process and summarize business transactions, and the remediation efforts estimated to be required vary depending upon the systems or sites involved. The following chart summarizes the estimated Year 2000 readiness, as of May 1, 1999, of the Company's programs:

                                                                 Percent    Estimated
Year 2000 Initiatives                                           Complete    Completion
---------------------                                          ----------------------------
Y2K enterprise awareness and assessment                             100%     Complete
Y2K detailed inventory                                              100%     Complete
Impact assessment                                                   100%     Complete
Conversion strategy                                                 100%     Complete
Telephones and PBX systems                                           95%       6/99
Client servers computing environment                                 90%       6/99
Network environment                                                  95%       6/99
Corporate systems (primarily Human Resources and Financial)          85%       8/99
Operating systems (order and warehouse management)                   80%       6/99
Third party readiness                                                80%       6/99
Non-IT systems                                                       75%       6/99
Other (electrical, mechanical, etc.)                                 75%       6/99
Contingency plans                                                    50%       7/99

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

     Costs. The total estimated cost of the Company's Year 2000 project is between $6,000,000 and $8,000,000 and is being funded through operating cash flow. As of May 1, 1999, the Company had spent approximately $5,400,000 on its Year 2000 remedial efforts. The Company has used internal and external resources in its Year 2000 program, although the Company expects to rely primarily on internal resources to complete its program initiatives.

     Risks. The Company presently believes that its Year 2000 issues can be mitigated through modifications to existing software and conversions to new software for those sites which it believes may be affected. If internal modifications and conversions are not made correctly, or are not made in time, or if there are large scale Year 2000 problems with the ability of the Company's customers to order or its suppliers to provide products, then the Year 2000 issue could have a material adverse impact on the operations of the Company.

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

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

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

     Based on debt balances at May 1, 1999, a hypothetical 10% increase in the Company's weighted average interest rate would have an immaterial effect on the fair value of the Company's fixed-rate financial instruments and would add approximately $1,000,000 of additional interest expense thereby reducing the Company's pre-tax earnings for the three months ended May 1, 1999.

     The Company had no financial instrument contracts outstanding as of May 1, 1999.

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

              Form 8-K filed on February 12, 1999

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CORPORATE EXPRESS, INC.



                                       By: /s/ Gary M. Jacobs
                                          ---------------------
                                          Gary M. Jacobs
                                          Executive Vice President, Secretary
                                          and Chief Financial Officer
                                          (Principal Financial Officer and Duly
                                          Authorized Officer)
Date:  June 15, 1999