Form 10-Q
period 1999-07-31
CORPORATE EXPRESS INC
filed 1999-09-14
CIK 878130

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1999

                                      OR

             ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _______

                         Commission File No.  0-24642
                                              -------


                            CORPORATE EXPRESS, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


             Colorado                                  84-0978360
   --------------------------                          ----------
   (State of incorporation or                       (I.R.S. Employer
    organization)                                   Identification No.)


     1 Environmental Way
     Broomfield, Colorado                                 80021
     --------------------                               ----------
   (Address of principal executive offices)             (Zip Code)


      Registrant's telephone number, including area code:  (303) 664-2000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X         No
                        ----------       --------


     The number of shares of the registrant's common stock, par value $.0002 per share, outstanding as of September 8, 1999 was 105,072,710.


PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                            CORPORATE EXPRESS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

ASSETS
                                                                   July 31,            January 30,
                                                                     1999                 1999
                                                                --------------        -------------
                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                         $   15,558           $   14,831
  Trade accounts receivable, net of allowance
    of $11,491 and $11,772, respectively                               601,455              601,569
  Notes and other receivables                                           96,859               90,289
  Inventories                                                          270,497              285,754
  Deferred income taxes                                                 45,819               43,191
  Other current assets                                                  66,577               54,759
                                                                --------------        -------------
          Total current assets                                       1,096,765            1,090,393

Property and equipment:
  Land                                                                  13,382               14,762
  Buildings and leasehold improvements                                 114,156              120,805
  Furniture and equipment                                              186,610              189,460
                                                                --------------        -------------
                                                                       314,148              325,027
  Less accumulated depreciation                                       (104,125)            (100,265)
                                                                --------------        -------------
                                                                       210,023              224,762

Goodwill, net of accumulated amortization of
  $73,946 and $66,370, respectively                                    771,903              788,963
Software, net of accumulated amortization of
  $25,103 and $18,814, respectively                                    140,520              126,937
Other assets, net                                                       70,325               79,914
Net assets of discontinued operations                                   82,978              104,621
                                                                --------------        -------------
          Total assets                                              $2,372,514           $2,415,590
                                                                ==============        =============


The accompanying notes are an integral part of the consolidated financial statements.



                            CORPORATE EXPRESS, INC.

                    CONSOLIDATED BALANCE SHEETS, CONTINUED
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        July 31,             January 30,
                                                                          1999                  1999
                                                                     ---------------      ---------------
                                                                       (Unaudited)
Current liabilities:
  Accounts payable - trade                                            $      407,849      $       422,087
  Accrued payroll and benefits                                                52,789               57,039
  Accrued purchase costs                                                       4,701                6,417
  Accrued restructuring, merger and related costs                             28,120               36,160
  Other accrued liabilities                                                   75,010               61,811
  Current portion of long-term debt and capital leases                       387,904               67,811
                                                                     ---------------      ---------------
     Total current liabilities                                               956,373              651,325

Capital lease obligations                                                     12,188                7,081
Long-term debt                                                               831,611            1,200,346
Deferred income taxes                                                         78,456               70,570
Minority interest in subsidiary                                               24,029               20,986
Other non-current liabilities                                                 31,685               20,955
                                                                     ---------------      ---------------
     Total liabilities                                                     1,934,342            1,971,263

Contingencies (Note 5)

Shareholders' equity:
  Preferred stock, $.0001 par value, 25,000,000 shares authorized,
     none issued or outstanding                                                    -                    -
  Common stock, $.0002 par value, 300,000,000 shares
     authorized, 144,352,881 and 143,778,318 shares
     issued and outstanding, respectively                                         29                   28
  Common stock, non-voting, $.0002 par value, 3,000,000
     shares authorized, none issued or outstanding                                 -                    -
  Additional paid-in capital                                                 867,914              865,820
  Retained earnings                                                           16,153               18,597
  Accumulated other comprehensive expense                                    (18,642)             (12,836)
                                                                     ---------------      ---------------
                                                                             865,454              871,609
   Less:
      Treasury stock, at cost, 39,635,681 shares                            (427,282)            (427,282)
                                                                     ---------------      ---------------
     Total shareholders' equity                                              438,172              444,327
                                                                     ---------------      ---------------

          Total liabilities and shareholders' equity                  $    2,372,514      $     2,415,590
                                                                     ===============      ===============

   The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                             Three Months Ended              Six Months Ended
                                                          -------------------------    ---------------------------

                                                           July 31,      August 1,       July 31,       August 1,
                                                             1999          1998            1999           1998
                                                          ----------     ---------     -----------     -----------
Net sales                                                 $  973,079     $ 935,056     $ 1,945,137     $ 1,853,528
Cost of sales                                                751,584       713,663       1,497,018       1,415,309
                                                          ----------     ---------     -----------     -----------
     Gross profit                                            221,495       221,393         448,119         438,219

Warehouse operating and selling expenses                     148,341       144,242         299,709         291,686
Corporate general and administrative expenses                 22,914        22,223          46,746          43,447
Amortization of intangibles                                    8,916         7,875          17,957          15,708
                                                          ----------     ---------     -----------     -----------
     Operating profit                                         41,324        47,053          83,707          87,378

Interest expense, net                                         21,389        20,113          43,766          31,834
Other income, net                                             21,078           158          21,018             209
                                                          ----------     ---------     -----------     -----------
     Income before income taxes                               41,013        27,098          60,959          55,753
Income tax expense                                             9,142        12,332          18,258          25,201
                                                          ----------     ---------     -----------     -----------
     Income before minority interest                          31,871        14,766          42,701          30,552
Minority interest                                             (1,306)         (761)         (2,145)           (957)
                                                          ----------     ---------     -----------     -----------
     Income from continuing operations                        30,565        14,005          40,556          29,595

Discontinued operations, net of tax:
     Loss from discontinued operations                             -        (1,729)              -          (1,506)
     Loss on disposal                                        (43,000)            -         (43,000)              -
                                                          ----------     ---------     -----------     -----------
     Loss on discontinued operations                         (43,000)       (1,729)        (43,000)         (1,506)
                                                          ----------     ---------     -----------     -----------
     Income (loss) before extraordinary item                 (12,435)       12,276          (2,444)         28,089
Extraordinary item, net of tax:
     Loss on early extinguishment of debt                          -        (4,477)              -          (5,581)
                                                          ----------     ---------     -----------     -----------
     Net income (loss)                                    $  (12,435)    $   7,799     $    (2,444)    $    22,508
                                                          ==========     =========     ===========     ===========

Net income (loss) per share - Basic:
     Continuing operations                                $     0.29     $    0.13     $      0.39     $      0.24
     Discontinued operations                                   (0.41)        (0.02)          (0.41)          (0.01)
     Extraordinary item                                            -         (0.04)              -           (0.04)
                                                          ----------     ---------     -----------     -----------
     Net income (loss)                                    $    (0.12)    $    0.07     $     (0.02)    $      0.19
                                                          ==========     =========     ===========     ===========

Net income (loss) per share - Diluted:
     Continuing operations                                $     0.28     $    0.13     $      0.39     $      0.23
     Discontinued operations                                   (0.40)        (0.02)          (0.41)          (0.01)
     Extraordinary item                                            -         (0.04)              -           (0.04)
                                                          ----------     ---------     -----------     -----------
     Net income (loss)                                    $    (0.12)    $    0.07     $     (0.02)    $      0.18
                                                          ==========     =========     ===========     ===========

Weighted average common shares outstanding:
     Basic                                                   104,590       107,869         104,388         121,142
     Diluted                                                 107,204       112,863         105,590         125,156

        The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (In thousands, except share amounts)
                                  (Unaudited)


                                                                                 Accumulated
                                                                   Additional       Other                                 Total
                                                Common Stock        Paid-in     Comprehensive   Retained   Treasury   Shareholders'
                                            -------------------
                                               Shares     Amount    Capital        Expense      Earnings     Stock        Equity
                                            -----------   ------   ----------   -------------   --------   ---------  -------------
Balance, January 30, 1999                   143,778,318   $   28   $  865,820   $     (12,836)  $ 18,597   ($427,282)   $  444,327
Net loss                                                                                          (2,444)                   (2,444)
Currency translation adjustments                                                       (8,137)                              (8,137)
Change in unrealized loss on securities                                                 2,331                                2,331
Issuance of common stock                        574,563        1        2,094                                                2,095
                                            -----------   ------   ----------   -------------   --------   ---------    ----------
Balance, July 31, 1999                      144,352,881   $   29   $  867,914   $     (18,642)  $ 16,153   $(427,282)   $  438,172
                                            ===========   ======   ==========   =============   ========   =========    ==========


       The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                      Six Months Ended
                                                                                                 -------------------------
                                                                                                 July 31,        August 1,
                                                                                                   1999            1998
                                                                                                 --------        ---------
Cash flows from operating activities:
    Net income (loss)                                                                            $ (2,444)       $  22,508
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) continuing operating activities:
      Depreciation                                                                                 16,371           16,015
      Amortization                                                                                 17,957           15,708
      Loss on early extinguishment of debt                                                              -            5,581
      Minority interest                                                                             2,145              957
      Loss on disposal                                                                             43,000                -
      Loss from discontinued operations                                                                 -            1,506
      Deferred taxes                                                                                2,610            6,104
      Loss on marketable securities                                                                 6,472                -
      Gain on sale of businesses                                                                  (27,481)               -
      Other                                                                                         3,183            2,085
    Changes in assets and liabilities, excluding acquisitions
     and sale of businesses:
      (Increase) in accounts and other receivables                                                (34,712)         (15,289)
      (Increase) decrease in inventory                                                                203          (11,798)
      (Increase) in other current assets                                                           (1,522)         (13,759)
      (Increase) in other assets                                                                   (2,664)          (2,078)
      Increase (decrease) in accounts payable                                                      15,941          (11,515)
      Increase in accrued liabilities                                                              10,870            6,307
                                                                                                 --------        ---------
Net cash provided by continuing operating activities                                               49,929           22,332
                                                                                                 --------        ---------

Cash flows from investing activities:
    Capital expenditures                                                                          (35,004)         (42,547)
    Proceeds from sale of assets                                                                    8,738              301
    Proceeds on sales of businesses, net                                                           57,256                -
    Payment for acquisitions, net of cash acquired                                                 (5,053)         (25,664)
    Proceeds from sale of marketable securities                                                     1,084                -
    Short-term financial instruments, net                                                          (6,121)            (270)
    Other, net                                                                                      5,089             (567)
                                                                                                 --------        ---------
Net cash provided by (used in) investing activities                                                25,989          (68,747)
                                                                                                 --------        ---------

Cash flows from financing activities:
    Issuance of common stock                                                                        2,095            2,412
    Repurchase of common stock                                                                          -         (383,980)
    Debt issuance costs                                                                            (1,348)         (32,188)
    Proceeds from long-term borrowings                                                                  -          615,987
    Repayments of long-term borrowings                                                            (87,974)         (19,071)
    Proceeds from short-term borrowings                                                                 -            5,392
    Repayments of short-term borrowings                                                                 -           (2,032)
    Net proceeds from line of credit                                                               33,636          (62,085)
    Cash paid to retire bonds                                                                           -          (93,747)
    Other                                                                                             102               (8)
                                                                                                 --------        ---------
Net cash provided by (used in) financing activities                                               (53,489)          30,680
                                                                                                 --------        ---------
Net cash (used in) provided by discontinued operations                                            (21,357)           3,094
Effect of foreign currency exchange rate changes on cash                                             (345)             124
                                                                                                 --------        ---------
Increase (decrease) in cash and cash equivalents                                                      727          (12,517)
Cash and cash equivalents, beginning of period                                                     14,831           32,812
                                                                                                 --------        ---------
Cash and cash equivalents, end of period                                                         $ 15,558        $  20,295
                                                                                                 ========        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation and Significant Accounting Policies

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

     Nature of Operations

     Corporate Express, Inc. ("Corporate Express" or the "Company") is a global provider of essential goods and services to large corporations and organizations. The Company's current product and service offering includes office supplies, paper, computing and imaging supplies, computer desktop software, office furniture, advertising specialties, custom business forms, pressure-sensitive label products, forms management services, and printing. The Company's target customers are large corporations that operate from multiple locations and can benefit from selecting suppliers who can service them in many of their locations.

     In January 1999, the Company adopted a plan to discontinue its same-day courier delivery services including the expedited trucking business which sold in September 1999. In June 1999, the Company sold its janitorial and cleaning supplies business. The Company will continue to offer certain cleaning products as part of the Company's office products line.

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

     Concentration of credit risk with respect to trade receivables is limited due to the wide variety of customers and markets into which the Company's products are sold, as well as their dispersion across many geographic areas. As a result, as of July 31, 1999, the Company did not consider itself to have any significant concentrations of credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses and historical losses have been within management's expectations.

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

                             External  Internal  Capitalized     Total      Accumulated        Net
                              Costs     Costs     Interest    Retirements      Costs      Amortization     Asset
                             --------  --------  -----------  ------------  ------------  -------------  ---------
Balance, January 30, 1999     $87,735   $51,347      $11,616      $(4,947)     $145,751       $(18,814)  $126,937
Additions                       6,796    10,015        3,357           --        20,168         (6,476)    13,692
Retirements                        --        --           --         (296)         (296)           187       (109)
                              -------   -------      -------      -------      --------       --------   --------
Balance, July 31, 1999        $94,531   $61,362      $14,973      $(5,243)     $165,623       $(25,103)  $140,520
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

     Comprehensive Income

     Accumulated comprehensive income consists of net income, foreign currency translation and unrealized loss on securities and is presented in the Consolidated Statement of Shareholders' Equity. Balance sheet accounts of foreign operations are translated using the period-end exchange rate, and income statement accounts are translated on a monthly basis using the average exchange rate for the period. Realized gains and losses from transactions are reflected in Other Income and consist of a realized loss in the three months ended July 31, 1999 of $6,472,000 reflecting both a fair value adjustment for marketable securities and a sale of certain securities during the quarter. The unrealized gain on securities during the quarter ended July 31, 1999 of $5,313,000 reflects the reversal of previous adjustments to fair value to reflect unrealized losses, to now reflect the fair value adjustment recorded as realized losses as a result of the sale during the period of certain marketable securities. The initiation of such sales of marketable securities were a result of the requirements of the merger agreement with Buhrmann NV. Refer to Note 9.

     Total comprehensive income for the three and six-month periods ended July 31, 1999 and August 1, 1998 was as follows (in thousands):

                                                         Three Months Ended      Six Months Ended
                                                        ---------------------  ---------------------
                                                        July 31,   August 1,   July 31,   August 1,
                                                          1999        1998       1999        1998
                                                        ---------  ----------  ---------  ----------
   Net income (loss)                                    $(12,435)    $ 7,799    $(2,444)    $22,508
   Comprehensive income (expense):
     Unrealized foreign currency translation loss           (392)     (5,945)    (8,137)     (3,204)
     Unrealized gain (loss) on securities                  5,313        (254)     3,821       2,144
    Income tax (expense) benefit related to items of
       other comprehensive income                         (2,072)         99     (1,490)       (836)
                                                        --------     -------    -------     -------
   Total comprehensive income (loss)                    $ (9,586)    $ 1,699    $(8,250)    $20,612
                                                        ========     =======    =======     =======

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


2.   Accrued Purchase Costs

     In conjunction with acquisitions accounted for as purchases, the Company accrues certain of the direct external costs associated with closing redundant facilities of acquired companies, and severance and relocation payments for the acquired companies' employees. All consolidation projects are planned to be completed within two years of the acquisition date. Balances as of July 31, 1999 primarily represent international consolidation plans.

     The following table sets forth activity in the Company's accrued purchase costs liability account for the six months ended July 31, 1999 (in thousands):

                                                                             Disposition
                                        Facility     Redundant                of Assets
                              Total    Exit Costs   Facilities   Severance     & Other
                             --------  -----------  -----------  ----------  ------------
Balance, January 30, 1999    $ 6,417        $ 406       $1,838      $3,546          $627
Additions                        680           --           88         373           219
Payments/utilization          (1,843)        (144)        (776)       (881)          (42)
Reversals to goodwill           (553)          --         (341)       (164)          (48)
                             -------        -----       ------      ------          ----
Balance, July 31, 1999       $ 4,701        $ 262       $  809      $2,874          $756
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

     The following table sets forth activity in the fiscal 1998 restructuring charge for the six months ended July 31, 1999 (in thousands):

                                    Employee                            Accrued
                                  Severance &        Facility        Restructuring    Other Asset
                                  Termination       Closure &       & Related Costs   Write Downs
                                   Costs (1)    Consolidations (2)      Balance       & Costs (3)    Total
                                  ------------  ------------------  ----------------  ------------  --------
Balance, January 30, 1999             $18,096             $12,574           $30,670       $10,636   $41,306
Payments, net of cash received         (6,385)               (875)           (7,260)           --    (7,260)
Non-cash usage                             --                  --                --        (2,955)   (2,955)
                                      -------             -------           -------       -------   -------
Balance, July 31, 1999                $11,711             $11,699           $23,410       $ 7,681   $31,091
                                      =======             =======           =======       =======   =======

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Employee severance and terminations costs are related to the elimination of certain management positions, facility closures and consolidations. Of the approximately 1,000 employees planned to be terminated, 580 employees have
     been terminated.   Of this total, 310 employees were terminated during the
     six months ended July 31, 1999. Approximately 230 employees will be terminated during the remainder of fiscal 1999, and the remaining employees will be terminated in fiscal 2000.
(2) Facility closure and consolidation costs are the estimated costs to close redundant facilities, lease costs and other costs associated with closed facilities. Of the approximately 70 facilities planned to be closed, 41 facilities have been closed. Of this total, 23 facilities were closed during the six months ended July 31, 1999. Approximately 15 facilities will be closed during the remainder of fiscal 1999, and the remaining facilities will be closed in fiscal 2000. Payments for the six months ended July 31, 1999 have been reduced by approximately $1,300,000 in proceeds from the sale of a redundant facility.
(3) Other asset write-downs and costs are recorded as contra assets and include the expected loss on sale of assets and leasehold improvements and equipment being abandoned or written off as a result of the exit plans.
     The remaining balance primarily represents assets that will be disposed of in conjunction with facility consolidations and closures, which are expected to occur throughout fiscal 1999 and fiscal 2000.

     Merger and Other Nonrecurring Charges:

     The Company accrues, among other things, costs to complete pooling of interests transactions, costs of merging and closing redundant facilities, and costs associated with personnel reductions and centralizing certain administrative functions.

     The following table sets forth activity in the Company's accrued merger and other nonrecurring charges liability account for the six months ended July 31, 1999 (in thousands):

                                Employee                            Accrued
                              Severance &         Facility          Merger &     Other Asset
                              Termination        Closure &       Related Costs   Write Downs
                                Costs (1)    Consolidations (2)     Balance      & Costs (3)    Total
                             --------------  ------------------  --------------  ------------  -------
Balance, January 30, 1999         $3,659                $1,831          $5,490          $797   $6,287
Payments                            (471)                 (309)           (780)           --     (780)
Non-cash usage                        --                    --              --           (64)     (64)
                                  ------                ------          ------          ----   ------
Balance, July 31, 1999            $3,188                $1,522          $4,710          $733   $5,443
                                  ======                ======          ======          ====   ======

(1) The remaining balance of employee severance and termination costs of $3,188,000 reflects remaining balances in the fiscal 1995 charge of $661,000, fiscal 1996 charge of $71,000, and fiscal 1997 charge of $2,456,000. The fiscal 1995 charge reflects the remaining severance associated with the centralization of certain shared services which began in the second quarter of fiscal 1997 and will be substantially completed by the end of fiscal 1999. The phased consolidation of these services reflects the Company's objective to maintain a high level of service to its customers and vendors, while reducing its internal cost structure. The remaining balance of the fiscal 1997 charge primarily reflects the remaining ongoing severance payments associated with the consolidation of the Carolina facilities that has been substantially completed.
(2) The remaining balance of $1,522,000 reflects remaining balances in the fiscal 1995 charge of $309,000 and the fiscal 1997 charge of $1,213,000. The fiscal 1995 charge reflects the post closing costs related to the centralization of certain shared services. The remaining balance in the fiscal 1997 charge primarily reflects the remaining ongoing lease and exit costs associated with the consolidation of the Carolina facilities that has been substantially completed.
(3) The remaining balance of $733,000 primarily reflects the assets that will be disposed of in conjunction with the facility closures which are expected to be substantially complete by the end of the third quarter of fiscal 1999.

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Dispositions

     In June 1999, the Company announced the sale of its janitorial and cleaning supplies business, ("Sofco") to U.S. Foodservice, Inc. and the sale of three forms distribution businesses. The annual net sales of Sofco were approximately $161,000,000 in fiscal 1998 and were included in the Other Products and Services Segment. The annual net sales of the forms businesses were approximately $21,000,000 in fiscal 1998 and were included in North American Office Products. The anticipated aggregate net proceeds from the sale of Sofco and other forms businesses are expected to be between $65,000,000 and $70,000,000 including the result of certain final purchase price adjustments. Approximately $57,256,000 of the anticipated proceeds have been received during the quarter. The estimated pre-tax gain on the sale of Sofco and forms businesses is approximately $27,481,000 and is included in Other Income.


5.   Contingencies

     On or about July 20, 1999 and subsequently thereto, Corporate Express and each of the members of its Board of Directors were sued by certain individual shareholders in four separate class action lawsuits which are being consolidated in Colorado State Court, Boulder County. The shareholders have alleged that the Company's merger with Buhrmann is unfair and a breach of fiduciary duty of the Company's Board of Directors, which will result in damages to the shareholders. The Company believes the claims are without merit and is pursuing a prompt settlement which it does not expect to be material. Additionally, the Company is subject to certain legal proceedings in the normal course of business. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the Company's financial position or operating results.


6.   Discontinued Operations

     In January 1999, the Company adopted a plan to discontinue its same-day courier delivery business. This business is accounted for as discontinued operations and, accordingly, its operations are segregated in the accompanying financial statements for all periods presented. The Company has retained an investment banking firm to assist in the sale of the same-day courier delivery business and expects to complete this sale by the end of fiscal 1999. The provision for estimated loss on disposal is based on management's best estimates of the amounts expected to be realized on the sale of the same-day courier delivery business, as well as the estimated results of discontinued operations from the measurement date to the anticipated date of disposal. Accordingly, the Company recorded a provision for estimated losses in fiscal 1998 of $52,000,000 net of applicable income tax benefits. In the three-month period ended July 31, 1999, the Company revised its initial estimates and provided for an additional loss estimate of $43,000,000 net of applicable income tax benefits of $4,000,000. This additional loss reflects a revised estimate of sales proceeds based on lower than expected operating performance and the acceleration of the sale dates as required by the Buhrmann NV merger agreement. The amounts the Company will ultimately realize, if any, could differ from the amounts assumed in arriving at the loss anticipated on disposal of the discontinued operations. See Note 10 Subsequent Events.

     Net sales for the discontinued delivery business for the three and six-month periods ended July 31, 1999 were $160,357,000 and $328,593,000 compared to net sales of $183,106,000 and $372,695,000 for the three and six-month periods ended August 1, 1998. Net loss from discontinued operations for the three and six-month periods ended July 31, 1999 of $13,283,000 and $21,415,000 are net of tax benefits of $8,182,000 and $13,084,000, respectively. Net loss from discontinued operations for the three and six-month periods ended August 1, 1998 of $1,729,000 and $1,506,000 are net of tax benefits of $1,708,000 and
$1,533,000, respectively. The results of discontinued operations include allocations of interest expense based on the ratio of net assets of discontinued operations to the sum of total net assets of the Company. The Delivery total interest, including allocated interest for the three-month periods ended July 31, 1999 and August 1, 1998 was $2,068,000 and $2,262,000, respectively and
$4,066,000 and $3,637,000 for the related six-month periods. During the three-and six month periods ended July 31, 1999, the Company incurred expenses of approximately $263,000 and $439,000 to facilitate the disposition. The results of the discontinued operations do not include any allocation of corporate overhead from the Company during the periods presented.

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Net Assets of Discontinued Operations as presented in the accompanying Consolidated Balance Sheet are as follows (in thousands):

                                              July 31, 1999  January 30, 1999
                                              -------------  ----------------
     Current assets                                $107,619          $121,085
     Property, plant and equipment, net              21,512            28,915
     Other long-term assets                          77,750            78,234
                                                   --------          --------
          Total assets                              206,881           228,234

     Current liabilities                             46,697            66,614
     Long-term liabilities                            4,060             4,999
                                                   --------          --------
          Total liabilities                          50,757            71,613
                                                   --------          --------
                                                    156,124           156,621
          Loss on disposal                           73,146            52,000
                                                   --------          --------
     Net assets of discontinued operations         $ 82,978          $104,621
                                                   ========          ========

7.   Earnings Per Share

     Basic and diluted earnings per share are calculated as follows (in thousands) except per share amounts:


                                                Three Months Ended            Six Months Ended
                                           ---------------------------      ------------------------
                                            July 31,          August 1,      July 31,       August 1,
                                             1999               1998           1999           1998
                                           ---------         ---------      ---------      ---------
Numerator for basic and diluted EPS:
     Income from continuing operations
        available to common shareholders    $ 30,565         $ 14,005        $ 40,556      $ 29,595
     Discontinued operations                 (43,000)          (1,729)        (43,000)       (1,506)
     Extraordinary item                           --           (4,477)             --        (5,581)
                                            --------         --------        --------      --------
     Net income                             $(12,435)        $  7,799        $ (2,444)     $ 22,508
                                            ========         ========        ========      ========

Basic EPS Calculation:
Denominator:
     Basic shares (1)                        104,590          107,869         104,388       121,142

Earnings per common share:
     Continuing operations                  $   0.29         $   0.13        $   0.39      $   0.24
     Discontinued operations                   (0.41)           (0.02)          (0.41)        (0.01)
     Extraordinary item                           --            (0.04)             --         (0.04)
                                            --------         --------        --------      --------
     Net income                             $  (0.12)        $   0.07        $  (0.02)     $   0.19
                                            ========         ========        ========      ========

Diluted EPS Calculation:
Denominator (2):
     Basic shares                            104,590          107,869         104,388       121,142
     Dilutive stock options and warrants       2,614            4,994           1,202         4,014
                                             --------        --------        --------      --------
     Diluted shares                          107,204          112,863         105,590       125,156
                                             ========        ========        ========      ========

Earnings per common share:
     Continuing operations                  $   0.28         $   0.13        $   0.39      $   0.23
     Discontinued operations                   (0.40)           (0.02)          (0.41)        (0.01)
     Extraordinary item                           --            (0.04)             --         (0.04)
                                            --------         --------        --------      --------
     Net income                             $  (0.12)        $   0.07        $  (0.02)     $   0.18
                                            ========         ========        ========      ========

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) The period ended August 1, 1998 reflects 35,430,000 shares repurchased and the period ended July 31, 1999 reflects 39,635,681 shares repurchased.
(2) Antidilutive stock options omitted from the denominator were 6,335,000 and 5,278,000 for the quarters ended July 31, 1999 and August 1, 1998, respectively and 13,197,000 and 5,964,000 for the corresponding six-month periods. Also excluded from the calculation are the Convertible Notes with an exercise price of $33.33 per share which is greater than the average market price of the common shares.


8.   Industry and Geographic Area Segment Information

     The Company is organized primarily on the basis of business segments and geographic locations. The Company operates in four reportable business segments, excluding discontinued operations - (1) North American Office Products (including Canada), (2) International Office Products (excluding Canada), (3) Desktop Software Distribution, and (4) Other Products & Services; and two geographic segments - (1) U.S. and (2) International. The Company does not allocate its corporate headquarters' expenses to its segments.

     Included in the North American Office Products' segment are general office supplies, office furniture, computer and imaging supplies, and manufactured forms and labels. The International Office Products' segment primarily includes general office supplies, office furniture, and computer supplies. The Desktop Software Distribution segment primarily includes the sale of shrink-wrapped software product and the sale of licenses for the use of software produced by major software publishers. The Other category primarily includes advertising specialties, promotional products, and cleaning and service supplies (see Note
4). Included in the international geographic segment are operations throughout Canada, Europe and the Southern Pacific.

     The following tables set forth information as to the Company's reportable segments (in thousands):

Business Segments

                                     N. American  International       Desktop
                                        Office       Office           Software        Other      Reconciling
                                       Products     Products        Distribution     Products     Items (a)     Consolidated
                                     -----------  -------------    --------------   ----------   ------------   ------------
Three months ended July 31, 1999:
Net sales                               $558,143       $173,319         $180,887      $60,809       $     (79)      $973,079
Depreciation and amortization              8,946          2,905            1,096        1,002           3,101         17,050
EBITDA before minority interest (b)       56,254          5,177            9,614        2,003         (14,605)        58,443
Operating profit                          47,074          2,340            8,528        1,002         (17,620)        41,324
Interest expense, net                                                                                                (21,389)
Other income, net                                                                                                     21,078
                                                                                                                    --------
Income before income taxes and
 minority interest                                                                                                  $ 41,013
                                                                                                                    ========

Capital expenditures                       6,115          1,526              559        1,948           7,730         17,878

                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended August 1, 1998:
Net sales                                $  562,912  $149,384  $151,940  $ 72,344    (1,524)  $  935,056
Depreciation and amortization                 9,230     2,779       954       824     3,023       16,810
EBITDA before minority interest (b)          58,879     3,570    12,994     2,809   (14,821)      63,431
Operating profit                             50,110       803    12,000     2,001   (17,861)      47,053
Interest expense, net                                                                            (20,113)
Other income, net                                                                                    158
                                                                                              ----------
Income before income taxes and
  minority interest                                                                           $   27,098
                                                                                              ==========

Capital expenditures                          6,202     1,917       779     1,350    12,604       22,852

Six months ended July 31, 1999:
Net sales                                $1,134,603  $344,513  $336,580  $130,619  $ (1,178)  $1,945,137
Depreciation and amortization                17,877     6,023     2,180     1,906     6,342       34,328
EBITDA before minority interest (b)         117,056    10,413    17,405     3,914   (30,744)     118,044
Operating profit                             99,049     4,462    15,224     1,983   (37,011)      83,707
Interest expense, net                                                                            (43,766)
Other income, net                                                                                 21,018
                                                                                              ----------
Income before income taxes and
  minority interest                                                                           $   60,959
                                                                                              ==========

Property, equipment and software, net       126,246    25,329     7,822    16,567   174,579      350,543
Capital expenditures                         10,046     3,910     1,531     4,850    14,667       35,004

Six months ended August 1, 1998:
Net sales                                $1,145,003  $294,238  $275,757  $142,665  $ (4,135)  $1,853,528
Depreciation and amortization                17,044     5,184     1,890     1,578     6,027       31,723
EBITDA before minority interest (b)         113,329     7,210    20,808     5,951   (28,580)     118,718
Operating profit                             96,786     1,970    18,882     4,391   (34,651)      87,378
Interest expense, net                                                                            (31,834)
Other income, net                                                                                    209
                                                                                              ----------
Income before income taxes and
  minority interest                                                                           $   55,753
                                                                                              ==========

Property, equipment and software, net       131,259    26,642     6,423   $17,853   158,360      340,537
Capital expenditures                         12,277     3,048     1,232     2,525    23,465       42,547

(a) Includes unallocated corporate headquarter expenses and assets, as well as elimination of intersegment revenue. Intersegment sales are generally made at cost plus a nominal handling fee.

(b) EBITDA for reporting purposes excludes restructuring and other non-recurring charges and other one time gains or losses.

Geographic Segments
                                       Domestic   International  Reconciling
                                      Operations   Operations     Items (a)    Consolidated
                                      ----------  -------------  ------------  ------------
Three months ended July 31, 1999:
Net sales                             $  716,576  $     256,503            --  $    973,079

Three months ended August 1, 1998:
Net sales                             $  713,332  $     221,724            --  $    935,056


                            CORPORATE EXPRESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six months ended July 31, 1999:
Net sales                                $1,435,867    $509,270       $     --       $1,945,137
Property, equipment and software, net       141,546      34,418        174,579          350,543

Six months ended August 1, 1998:
Net sales                                $1,409,877    $443,651       $     --       $1,853,528
Property, equipment and software, net       143,425      38,752        158,360          340,537

(a) Includes unallocated corporate headquarter assets. There are no intersegment revenues.

9.   Merger Agreement

     On July 13, 1999, the Company announced a merger agreement with Buhrmann NV, an international Dutch based business services and distribution company. Buhrmann is the parent company of the US-based BT Office Products company. The merger agreement provides for Buhrmann to pay $9.70 per share in cash for Corporate Express common stock, subject to certain conditions and possible adjustments. On August 12, 1999, the Company announced that the pre-merger Notification Office of the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On September 10, 1999, the European Commission indicated that it had no objections to the proposed merger. The completion of the transaction depends on several remaining conditions, including the sale of Corporate Express Delivery Systems and approval by the Corporate Express shareholders. The Company anticipates that this merger transaction will close at the end of October 1999.

10.  Subsequent Events

     On September 2, 1999, the Company announced the closing of the sale of Corporate Express Delivery Systems - Expedited, Inc. ("Expedited") to WorldPoint Logistics. Expedited was a subsidiary of Corporate Express Delivery Systems which was discontinued in fiscal 1998. On September 8, 1999, a definitive merger agreement was signed to sell the remaining discontinued operations of Corporate Express Delivery Systems, Inc. to United Shipping & Technology, Inc. The anticipated consideration for these sales transactions has been reflected in determining the additional loss on discontinued operations recorded during the quarter ended July 31, 1999. The Company anticipates that this transaction will close in the third quarter of fiscal 1999.

     As a result of the regulatory approvals set forth in Note 9 above (Merger Agreement) and the sale discussed in the paragraph above, substantially all of the material conditions to closing the Buhrmann merger agreement will be satisfied upon completion of the Delivery sale other than the required shareholder approval. The Company does not anticipate a downward adjustment to Buhrmann's cash offer price of $9.70 per share for Corporate Express common stock. However, there can be no assurance that the merger transactions will close or that $9.70 will be the actual cash price received.

11.  Supplemental Guarantor Information

     On May 29, 1998, CEX Holdings, Inc. ("CEX Holdings" or the "Issuer"), a wholly-owned subsidiary of the Registrant, completed a private placement of $350,000,000 principal amount of 9 5/8% Senior Subordinated Notes due 2008 (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by the Registrant (the "Parent Guarantor") and certain of the Registrant's subsidiaries. Substantially all of the Issuer's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes.

     The following information sets forth the condensed consolidating balance sheet of the Registrant as of July 31, 1999 and condensed consolidating statements of operations for the three and six-month periods ended July 31, 1999 and August 1, 1998, respectively and cash flows for the six-month periods ended July 31, 1999 and August 1, 1998. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, CEX Holdings, Inc., and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Issuer (CEX Holdings) and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Guarantors.

                            CORPORATE EXPRESS, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                (in thousands)
                                 July 31, 1999
                                  (unaudited)

                                                                                         Subsidiary
                                              Parent         Issuer       Subsidiary        Non
                                             Guarantor      of Notes      Guarantors     Guarantors    Eliminations   Consolidated
                                           ------------   ------------   ------------   ------------   ------------   ------------
ASSETS

 Current assets:
  Cash and cash equivalents                $          -   $        105   $      9,763   $      5,690   $          -   $     15,558
  Trade accounts receivable, net                      -              -        403,545        197,910              -        601,455
  Notes and other receivables                         -            500         74,539         21,820              -         96,859
  Inventories                                         -              -        193,275         77,222              -        270,497
  Deferred income taxes                               -              -         45,539            280              -         45,819
  Other current assets                                -              -         50,799         15,778                        66,577
                                           ------------   ------------   ------------   ------------   ------------   ------------
    Total current assets                              -            605        777,460        318,700              -      1,096,765

Property and Equipment:
 Land                                                 -              -         12,434            948              -         13,382
 Buildings and leasehold improvements                                         102,181         11,975                       114,156
 Property and equipment                               -              -        151,543         35,067              -        186,610
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                                      -              -        266,158         47,990              -        314,148
  Less accumulated depreciation                       -              -        (85,398)       (18,727)             -       (104,125)
                                           ------------   ------------   ------------   ------------   ------------   ------------
  Net property and equipment                          -              -        180,760         29,263              -        210,023

  Goodwill, net                                       -              -        570,358        201,545              -        771,903
  Net investment in and advances to
    subsidiaries                                774,049      1,624,578              -       (123,690)    (2,274,937)             -
  Capitalized software, net                                                   135,365          5,155                       140,520
  Other assets, net                               1,777         33,803          9,498         25,247              -         70,325
  Net assets from discontinued operations             -        (73,146)       156,124              -              -         82,978
                                           ------------   ------------   ------------   ------------   ------------   ------------
    Total assets                           $    775,826   $  1,585,840   $  1,829,565   $    456,220   $ (2,274,937)  $  2,372,514
                                           ============   ============   ============   ============   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable - trade                  $          -   $          -   $    273,695   $    134,154   $          -   $    407,849
 Accrued payroll and benefits                         -              -         42,165         10,624              -         52,789
 Accrued purchase costs                               -              -            580          4,121              -          4,701
 Accrued restructuring, merger and related
    costs                                             -              -         19,932          8,188              -         28,120
 Other accrued liabilities                       12,654          6,356         28,489         27,511              -         75,010
 Current portion of long-term debt
    and capital leases                          325,000          2,500          9,347         51,057              -        387,904
                                           ------------   ------------   ------------   ------------   ------------   ------------
    Total current liabilities                   337,654          8,856        374,208        235,655              -        956,373

  Capital lease obligations                           -              -         10,208          1,980              -         12,188
  Long-term debt                                      -        802,935         13,646         15,030              -        831,611
  Deferred income taxes                               -                        77,919            537              -         78,456
  Minority interest in subsidiaries                   -              -            137         23,892              -         24,029
  Other non-current liabilities                       -              -         24,115          7,570              -         31,685
                                           ------------   ------------   ------------   ------------   ------------   ------------
    Total liabilities                           337,654        811,791        500,233        284,664              -      1,934,342

    Total shareholders' equity                  438,172        774,049      1,329,332        171,556     (2,274,937)       438,172
                                           ------------   ------------   ------------   ------------   ------------   ------------
    Total liabilities and shareholders'
      equity                               $    775,826   $  1,585,840   $  1,829,565   $    456,220   $ (2,274,937)  $  2,372,514
                                           ============   ============   ============   ============   ============   ============

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       Three Months Ended July 31, 1999
                                (in thousands)
                                  (unaudited)

                                                                                         Subsidiary
                                                   Parent      Issuer     Subsidiary        Non
                                                 Guarantor    of Notes    Guarantors     Guarantors   Eliminations  Consolidated
                                                 ---------    --------    ----------     ----------   ------------  ------------
Net sales                                        $       -    $      -    $  716,577     $  256,502   $          -  $    973,079
Cost of sales                                            -           -       547,946        203,638              -       751,584
Equity in subsidiary earnings                       (8,564)     33,097             -              -        (24,533)            -
                                                 ---------    --------    ----------     ----------   ------------  ------------

   Gross profit                                     (8,564)     33,097       168,631         52,864        (24,533)      221,495
Warehouse operating and selling expenses                 -           -       110,747         37,594              -       148,341
Corporate general and administrative expenses            -           -        17,054          5,860              -        22,914
Amortization of intangibles                              -           -         6,951          1,965              -         8,916
                                                 ---------    --------    ----------     ----------   ------------  ------------

   Operating profit (loss)                          (8,564)     33,097        33,879          7,445        (24,533)       41,324

Interest (income) expense, net                       4,194      15,712          (594)         2,077              -        21,389
Other (income) expense, net                              -     (21,009)         (147)            78              -       (21,078)
                                                 ---------    --------    ----------     ----------   ------------  ------------

   Income (loss) before income taxes               (12,758)     38,394        34,620          5,290        (24,533)       41,013

Income tax expense (benefit)                          (323)      3,958         2,628          2,879              -         9,142
                                                 ---------    --------    ----------     ----------   ------------  ------------

Income (loss) before minority interest             (12,435)     34,436        31,992          2,411        (24,533)       31,871

Minority interest                                        -           -             -         (1,306)             -        (1,306)
                                                 ---------    --------    ----------     ----------   ------------  ------------
   Income (loss) from continuing operations        (12,435)     34,436        31,992          1,105        (24,533)       30,565

Discontinued operations, net of tax:
   Loss on disposal                                      -     (43,000)            -              -              -       (43,000)
                                                 ---------    --------    ----------     ----------   ------------  ------------
   Loss from discontinued operations                     -     (43,000)            -              -              -       (43,000)
                                                 ---------    --------    ----------     ----------   ------------  ------------
   Net income (loss)                             $ (12,435)   $ (8,564)   $   31,992     $    1,105   $    (24,533) $    (12,435)
                                                 =========    ========    ==========     ==========   ============  ============

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       Three Months Ended August 1, 1998
                                (in thousands)
                                  (unaudited)

                                                                                         Subsidiary
                                                  Parent       Issuer      Subsidiary        Non
                                                Guarantor     of Notes     Guarantors    Guarantors   Eliminations   Consolidated
                                                ---------     --------     ----------    ----------   ------------   ------------
Net sales                                       $       -     $      -     $  713,332    $  221,724   $          -   $    935,056
Cost of sales                                           -            -        538,817       174,846              -        713,663
Equity in subsidiary earnings                      10,083       22,472              -             -        (32,555)             -
                                                ---------     --------     ----------    ----------   ------------   ------------
   Gross profit                                    10,083       22,472        174,515        46,878        (32,555)       221,393

Warehouse operating and selling expenses                -            -        108,255        35,987              -        144,242
Corporate general and administrative expenses           -            -         18,491         3,732              -         22,223
Amortization of intangibles                             -            -          6,124         1,751              -          7,875
                                                ---------     --------     ----------    ----------   ------------   ------------

   Operating profit (loss)                         10,083       22,472         41,645         5,408        (32,555)        47,053

Interest expense and other, net                     4,113       14,201         (1,444)        3,085              -         19,955
                                                ---------     --------     ----------    ----------   ------------   ------------

   Income (loss) before income taxes                5,970        8,271         43,089         2,323        (32,555)        27,098

Income tax expense (benefit)                       (1,829)      (6,289)        19,304         1,146              -         12,332
                                                ---------     --------     ----------    ----------   ------------   ------------

Income (loss) before minority interest              7,799       14,560         23,785         1,177        (32,555)        14,766

Minority interest                                       -            -              -          (761)             -           (761)
                                                ---------     --------     ----------    ----------   ------------   ------------
   Income (loss) from continuing operations         7,799       14,560         23,785           416        (32,555)        14,005

Discontinued operations, net of tax:
   Loss from discontinued operations                    -            -         (1,729)            -              -         (1,729)
                                                ---------     --------     ----------    ----------   ------------   ------------
   Income (loss) before extraordinary item          7,799       14,560         22,056           416        (32,555)        12,276

Extraordinary item:
   Loss on early extinguishment of debt                 -       (4,477)             -             -              -         (4,477)
                                                ---------     --------     ----------    ----------   ------------   ------------

   Net income (loss)                            $   7,799     $ 10,083     $   22,056    $      416   $    (32,555)  $      7,799
                                                =========     ========     ==========    ==========   ============   ============

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        Six Months Ended July 31, 1999
                                (in thousands)
                                  (unaudited)

                                                                                           Subsidiary
                                                  Parent       Issuer       Subsidiary         Non
                                                Guarantor     of Notes      Guarantors     Guarantors   Eliminations   Consolidated
                                                ---------     --------      ----------     ----------   ------------   ------------
Net sales                                       $       -     $      -      $1,435,866     $  509,271   $          -   $  1,945,137
Cost of sales                                           -            -       1,093,185        403,833              -      1,497,018
Equity in subsidiary earnings                       3,832       54,600               -              -        (58,432)             -
                                                ---------     --------      ----------     ----------   ------------   ------------
   Gross profit                                     3,832       54,600         342,681        105,438        (58,432)       448,119

Warehouse operating and selling expenses                -            -         224,561         75,148              -        299,709
Corporate general and administrative expenses           -            -          35,819         10,927              -         46,746
Amortization of intangibles                             -            -          13,969          3,988              -         17,957
                                                ---------     --------      ----------     ----------   ------------   ------------

   Operating profit (loss)                          3,832       54,600          68,332         15,375        (58,432)        83,707

Interest (income) expense, net                      8,308       31,292            (385)         4,551                        43,766
Other (income) expense                                  -      (21,009)            (73)            64              -        (21,018)
                                                ---------     --------      ----------     ----------   ------------   ------------

   Income (loss) before income taxes               (4,476)      44,317          68,790         10,760        (58,432)        60,959

Income tax expense (benefit)                       (2,032)      (2,515)         16,827          5,978              -         18,258
                                                ---------     --------      ----------     ----------   ------------   ------------

Income (loss) before minority interest             (2,444)      46,832          51,963          4,782        (58,432)        42,701

Minority interest                                       -            -               -         (2,145)             -         (2,145)
                                                ---------     --------      ----------     ----------   ------------   ------------
   Income (loss) from continuing operations        (2,444)      46,832          51,963          2,637        (58,432)        40,556

Discontinued operations, net of tax:
   Loss on disposal                                     -      (43,000)              -              -              -        (43,000)
                                                ---------     --------      ----------     ----------   ------------   ------------
   Loss from discontinued operations                    -      (43,000)              -              -              -        (43,000)
                                                ---------     --------      ----------     ----------   ------------   ------------

   Net income (loss)                            $  (2,444)    $  3,832      $   51,963     $    2,637   $    (58,432)  $     (2,444)
                                                =========     ========      ==========     ==========   ============   ============

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        Six Months Ended August 1, 1998
                                (in thousands)
                                  (unaudited)

                                                                                           Subsidiary
                                                  Parent       Issuer       Subsidiary        Non
                                                Guarantor     of Notes      Guarantors     Guarantors   Eliminations   Consolidated
                                                ---------     --------      ----------     ----------   ------------   ------------
Net sales                                       $       -     $      -      $1,409,877     $  443,651   $          -   $  1,853,528
Cost of sales                                           -            -       1,065,205        350,104              -      1,415,309
Equity in subsidiary earnings                      27,107       43,491               -              -        (70,598)             -
                                                ---------     --------      ----------     ----------   ------------   ------------

   Gross profit                                    27,107       43,491         344,672         93,547        (70,598)       438,219

Warehouse operating and selling expenses                -            -         220,187         71,499              -        291,686
Corporate general and administrative expenses           -            -          35,962          7,485              -         43,447
Amortization of intangibles                             -            -          12,250          3,458              -         15,708
                                                ---------     --------      ----------     ----------   ------------   ------------
   Operating profit (loss)                         27,107       43,491          76,273         11,105        (70,598)        87,378

Interest expense and other, net                     8,246       19,361          (1,734)         5,752              -         31,625
                                                ---------     --------      ----------     ----------   ------------   ------------

   Income (loss) before income taxes               18,861       24,130          78,007          5,353        (70,598)        55,753

Income tax expense (benefit)                       (3,647)      (8,558)         34,652          2,754              -         25,201
                                                ---------     --------      ----------     ----------   ------------   ------------

Income (loss) before minority interest             22,508       32,688          43,355          2,599        (70,598)        30,552

Minority interest                                       -            -               -           (957)             -           (957)
                                                ---------     --------      ----------     ----------   ------------   ------------
   Income (loss) from continuing operations        22,508       32,688          43,355          1,642        (70,598)        29,595

Discontinued operations, net of tax:
   Loss from discontinued operations                    -            -          (1,506)             -              -         (1,506)
                                                ---------     --------      ----------     ----------   ------------   ------------
   Income (loss) before extraordinary item         22,508       32,688          41,849          1,642        (70,598)        28,089
Extraordinary item:
   Loss on early extinguishment of debt                 -       (5,581)              -              -              -         (5,581)
                                                ---------     --------      ----------     ----------   ------------   ------------

   Net income (loss)                            $  22,508     $ 27,107      $   41,849     $    1,642   $    (70,598)  $     22,508
                                                =========     ========      ==========     ==========   ============   ============

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        Six Months Ended July 31, 1999
                                (in thousands)
                                  (unaudited)

                                                                                                       Subsidiary
                                                              Parent       Issuer       Subsidiary        Non
                                                             Guarantor    of Notes      Guarantors     Guarantors     Consolidated
                                                             ---------    ----------    ----------     ----------     ------------
Net cash provided by (used in) operating activities           $(2,261)     $(35,452)      $ 81,908       $  5,734         $ 49,929
                                                             ---------    ----------    ----------     ----------     ------------
Cash flows from investing activities:
     Capital expenditures                                           -             -        (29,708)        (5,296)         (35,004)
     Proceeds from sale of assets                                   -             -          4,639          4,099            8,738
     Proceeds on sales of business units, net                       -        57,256              -              -           57,256
     Payment for acquisitions, net of cash acquired                 -             -            (70)        (4,983)          (5,053)
     Proceeds from marketable securities                            -         1,084              -              -            1,084
     Short-term financial instruments, net                          -             -              -         (6,121)          (6,121)
     Other, net                                                     -         5,402           (313)             -            5,089
                                                            ---------    ----------     ----------     ----------     ------------

Net cash provided by (used in) investing activities                 -        63,742        (25,452)       (12,301)          25,989
                                                            ---------    ----------     ----------     ----------     ------------
Cash flows from financing activities:
     Issuance of common stock                                   2,099             -              -              -            2,099
     Repurchase of common stock                                     -             -              -              -                -
     Debt issuance costs                                            -        (1,348)             -              -           (1,348)
     Repayments of long-term borrowings                             -       (67,295)       (10,448)       (10,231)         (87,974)
     Net proceeds from (payments on) line of credit                 -        43,686         (7,363)        (2,687)          33,636
     Other                                                          -             -              -             98               98
     Net activity in investment in and advances
     (to) from subsidiaries                                       162        (4,695)       (15,520)        20,053                -
                                                             --------     ---------     ----------     ----------     ------------

Net cash provided from (used in) financing activities           2,261       (29,652)       (33,331)         7,233          (53,489)
                                                             --------     ---------     ----------     ----------     ------------

Net cash used in discontinued operations                            -             -        (21,357)             -          (21,357)

Effect of foreign currency exchange rates changes on cash           -             -           (232)          (113)            (345)
                                                             ---------    ----------     ----------     ----------     -----------
Increase (decrease) in cash and cash equivalents                    -        (1,362)         1,536            553              727

Cash and cash equivalents, beginning of period                      -         1,467          8,226          5,138           14,831
                                                             --------     ---------     ----------     ----------     ------------

Cash and cash equivalents, end of period                      $     -      $    105       $  9,762       $  5,691         $ 15,558
                                                             ========     =========     ==========     ==========     ============

                            CORPORATE EXPRESS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        Six Months Ended August 1, 1998
                                (in thousands)
                                  (unaudited)

                                                                                                       Subsidiary
                                                             Parent        Issuer       Subsidiary        Non
                                                            Guarantor     of Notes      Guarantors     Guarantors     Consolidated
                                                            ---------     ---------     ----------     ----------     ------------
Net cash provided by (used in) operating activities         $ (11,385)    $  (7,351)      $ 53,132       $(12,064)       $  22,332
                                                            ---------     ---------     ----------     ----------     ------------
Cash flows from investing activities:
     Capital expenditures                                           -             -        (38,252)        (4,295)         (42,547)
     Proceeds from sale of assets                                   -             -             99            202              301
     Payment for acquisitions, net of cash acquired                 -             -         (3,207)       (22,457)         (25,664)
     Investment in marketable securities                            -          (270)             -              -             (270)
     Other, net                                                     -             -           (695)           128             (567)
                                                            ---------     ---------     ----------     ----------     ------------
Net cash used in investing activities                               -          (270)       (42,055)       (26,422)         (68,747)
                                                            ---------     ---------     ----------     ----------     ------------

Cash flows from financing activities:
     Issuance of common stock                                   2,412             -              -              -            2,412
     Repurchase of common stock                              (383,980)            -              -              -         (383,980)
     Debt issuance costs                                            -       (32,171)           (17)             -          (32,188)
     Proceeds from long-term borrowings                             -       600,000            772         15,215          615,987
     Repayments of long-term borrowings                             -          (625)        (9,315)        (9,131)         (19,071)
     Proceeds from short-term borrowings                            -             -              -          5,392            5,392
     Repayments of short-term borrowings                            -             -             (5)        (2,027)          (2,032)
     Net proceeds from (payments on) line of credit                 -       (57,331)        10,636        (15,390)         (62,085)
     Cash paid to retire bonds                                      -       (93,747)             -              -          (93,747)
     Net activity in investment in and advances
      (to) from subsidiaries                                  392,953      (406,682)       (25,223)        38,952                -
     Other                                                          -             -             (8)             -               (8)
                                                            ---------     ---------     ----------     ----------     ------------

Net cash provided by (used in) financing activities            11,385         9,444        (23,160)        33,011           30,680
                                                            ---------     ---------     ----------     ----------     ------------

Net cash provided by discontinued operations                        -             -          3,094              -            3,094


Effect of foreign currency exchange rates changes on cash           -             -           (420)           544              124
                                                            ---------     ---------     ----------     ----------     ------------

Increase (decrease) in cash and cash equivalents                    -         1,823         (9,409)        (4,931)         (12,517)

Cash and cash equivalents, beginning of period                      -           372         22,292         10,148           32,812
                                                            ---------     ---------     ----------     ----------     ------------

Cash and cash equivalents, end of period                    $       -     $   2,195       $ 12,883       $  5,217        $  20,295
                                                            =========     =========     ==========     ==========     ============

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

     Some of the statements contained in this Management's Discussion and Analysis of this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of the Company's knowledge of its business and operations, there can be no assurance that actual results will not materially differ from the Company's expectations. Factors that could cause actual results or future events to differ include: inability of the Company to successfully identify and execute strategic transactions that create shareholder value; inability to complete divestitures of the delivery business and on the desired timetable, or at all, or to realize the expected operating and financial benefits of the divestitures; inability to achieve the expected cost reductions and other operating benefits relating to the restructuring plan; inability to successfully integrate acquisitions; inability to realize growth from sales initiatives and increase profitability of the core business; and deterioration in general economic conditions and the corresponding impact on revenues; uncertainties related to legislation with respect to independent contract drivers; uncertainties related to the Company's systems and proprietary software; uncertainties related to Year 2000 compliance, particularly with respect to third party readiness; and uncertainties related to competition and to the demand for the products and services offered by the Company.

Merger Agreement

     On July 13, 1999, the Company announced a merger agreement with Buhrmann NV, an international Dutch based business services and distribution company. Buhrmann is the parent company of the US-based BT Office Products company. The merger agreement provides for Buhrmann to pay $9.70 per share in cash for Corporate Express common stock, subject to certain conditions and possible adjustments. On August 12, 1999, the Company announced that the pre-merger Notification Office of the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On September 10, 1999, the European Commission indicated that it had no objections to the proposed merger. The completion of the transaction depends on several remaining conditions, including the sale of Corporate Express Delivery Systems and approval by the Corporate Express shareholders. The Company anticipates that this merger transaction will close at the end of October 1999.

Results of Operations

     Net Sales from Continuing Operations. Consolidated net sales increased 4.1% to $973,079,000 in the quarter ended July 31, 1999 from $935,056,000 in the same three-month period ended August 1, 1998 and increased 4.9% to $1,945,137,000 from $1,853,528,000 for the respective six-month periods. Net sales for the Company's North American Office Products ("NAOP") segment slightly decreased to $558,143,000 from $562,912,000 during the same three-month period ended August 1, 1998 and decreased to $1,134,603,000 from $1,145,003,000 for the respective six-month periods. These decreases reflect only modest revenue growth coupled with certain minor restructuring related business closings, sale of certain forms businesses, consolidation activities and paper price decreases. Net sales for the International Office Products segment (excluding Canada) increased 16.0% to $173,319,000 from $149,384,000 in the same three-month period ended August 1, 1998 and increased 17.1% to $344,513,000 from $294,238,000 for the respective six-month periods. These increases primarily reflect acquisition related revenue and sales growth, primarily in Australia. The Company acquired 5 International Office Product companies from August 1, 1998. Net sales for the Company's Desktop Software segment increased 19.1% to $180,887,000 from $151,940,000 in the same three-month period ended August 1, 1998 and increased 22.1% to $336,580,000 from $275,757,000 for the respective six-month periods. This increase is primarily the result of enterprise agreements with new and existing customers and added software sales to existing customers. Net sales for the Other Products and Services' segment decreased 15.9% to $60,809,000 from $72,344,000 in the same three-month period ended August 1, 1998 and decreased 8.4% to $130,619,000 from $142,665,000 for the respective six-month periods. This decrease is a result of the sale of Sofco in July 1999.

     International operations (including Canada) accounted for 26.4% of consolidated net sales or $256,503,000 in the quarter ended July 31, 1999 and 23.7% of consolidated net sales or $221,724,000 in the same three-month period last year and 26.2% of consolidated net sales or $509,270,000 for the six months ended July 31, 1999 compared to 23.9% of consolidated net sales or $443,651,000 for the six months ended August 1, 1998. This increase primarily reflects strong internal growth in Australia and acquisition revenue. Since August 1, 1998, the Company has expanded its international operations in Canada, Germany, Ireland, the Netherlands and the United Kingdom. The Company currently has no specific plans to significantly expand or enter additional international markets.

     Gross Profit from Continuing Operations. Cost of sales includes merchandise, occupancy and delivery costs. Consolidated gross profit as a percentage of sales was 22.8% and 23.7% for the quarters ended July 31, 1999 and August 1, 1998, respectively, and 23.0% and 23.6% for the respective six-month periods. The lower gross margins primarily reflect increased software sales (which have lower gross profit margins) in the United States and Europe and lower gross margins in certain International Office Products businesses reflecting competitive pressures as well as costs associated with consolidation efforts in Italy.

     Warehouse Operating and Selling Expenses from Continuing Operations. Warehouse operating and selling expenses primarily include labor and administrative costs associated with operating regional warehouses and sales offices, selling expenses including commissions related to the Company's direct sales force, and warehouse consolidation and relocation costs and expenses. Warehouse operating and selling expenses decreased as a percentage of sales to 15.2% during the quarter ended July 31, 1999 from 15.4% during the same three-month period ended August 1, 1998 and decreased to 15.4% from 15.7% for the respective six-month periods. This decrease is primarily attributable to the Company's efforts to leverage and streamline its operations, including the elimination of redundant facilities and positions.

     Corporate General and Administrative Expenses from Continuing Operations. Corporate general and administrative expenses include expenses incurred to provide corporate oversight and support for regional operations and depreciation of the related assets. Corporate general and administrative expenses increased to $22,914,000 in the quarter ended July 31, 1999 from $22,223,000 in the quarter ended August 1, 1998 and increased to $46,746,000 from $43,447,000 for the respective six-month periods. These increases primarily reflect the Company's expanded operations and infrastructure and continuing centralization of certain administrative functions. As a percentage of net sales, corporate general and administrative expenses remained constant at 2.4% during the three months ended July 31, 1999 and August 1, 1998 and increased slightly to 2.4% from 2.3% for the respective six-month periods.

     Amortization of Intangibles from Continuing Operations. Intangible amortization expense primarily reflects goodwill and capitalized software amortization expense. Amortization expense increased to $8,916,000 during the quarter ended July 31, 1999 from $7,875,000 during the same three months ended August 1, 1998 and increased to $17,957,000 from $15,708,000 for the respective six-month periods. This increase reflects amortization of the Company's investment in its computer software applications during the current fiscal year.

     Operating Profit from Continuing Operations. Consolidated operating profit decreased 12.2% to $41,324,000, or 4.2% of net sales, for the quarter ended July 31, 1999 compared to operating profit of $47,053,000, or 5.0% of net sales, during the same three-month period of last year and decreased 4.2% to $83,707,000, or 4.3% of net sales, from $87,378,000, or 4.7% of net sales, for the respective six-month periods. This decrease in operating profit and corresponding margin decline was largely related to the Desktop Software segment, which had unusually strong prior period results, and has experienced gross margin pressure from large volume license agreements, as well as to the North American Office Products segment which was impacted by restructuring and consolidation activity. The Company expects the Desktop Software segment to increase the amount of its operating profit despite continuing to experience operating margin rate pressure primarily due to certain lower margin, high volume customer agreements and changes in the rebate structure from certain large software publishers.

     Operating profit for the Company's North American Office Products segment decreased 6.1% to $47,074,000, or 8.4% of related net sales, from $50,110,000, or 8.9% of related net sales, in the same three-month period of last year and increased 2.3% to $99,049,000, or 8.7% of related net sales, from $96,786,000, or 8.5% of related net sales, for the respective six-month periods. The decrease in operating profit for the three-month period reflects modest revenue growth coupled with lower merchandise margins, both of which were impacted by restructuring and consolidation activity, including the sale of the forms' businesses. The increase in operating profit for the six-month period primarily reflects slightly increased margins.

     Operating profit for the International Office Products' segment which excludes Canada increased to $2,340,000, or 1.4% of related net sales, from $803,000, or 0.5% of related net sales, in the same three-month period ended August 1, 1998 and increased to $4,462,000, or 1.3% of related net sales, from $1,970,000, or 0.7% of related net sales, in the respective six-month periods. These increases reflect acquisition revenue and improved performance in Australia, partially offset by an operating loss in Italy. The Italy operating loss reflects business disruptions from consolidation efforts and system implementations.

     Operating profit for the Company's Desktop Software segment decreased 28.9% to $8,528,000, or 4.7% of Desktop Software net sales, from $12,000,000, or 7.9% of related net sales, in the three-month period last year and decreased 19.4% to $15,224,000, or 4.5% of net sales from $18,882,000, or 6.8% of related net sales, for the respective six-month periods. These decreases reflect unusually strong prior period results, the increased percentage of large volume licensing agreements which typically have lower margins compared to traditional shrink wrap products and the costs of expanding the sales force to target mid-market customers. The Company expects the Desktop Software segment to increase its operating profit despite continuing to experience operating margin rate pressure primarily due to these lower margin, high volume customer agreements and changes in the rebate structure from certain large software publishers.

     Operating profit for the Other Products and Services segment decreased to $1,002,000, or 1.6% of Other Products and Services' net sales, from $2,001,000, or 2.8% of Other Products and Services' net sales in the same three-month period last year and decreased to $1,982,000, or 1.5% of related net sales from $4,391,000, or 3.1% of related net sales in the respective six-month periods. Excluding the cleaning and service supply subsidiary (Sofco), which was sold at the beginning of July 1999, Other Products and Services recorded operating losses of $603,000 and $142,000 for the three months ended July 31, 1999 and August 1, 1998, respectively, and $1,314,000 and $40,000 for the respective six-month periods. These increased operating losses primarily reflect losses in the current periods for DRC, the Company's software development company, partially offset by an increase in operating profit in Promotional Products.

     International operations (including Canada) accounted for 18.0% of total operating profit compared to 11.5% in the same three-month period of the prior year and 18.4% compared to 12.7% for the respective six-month periods. International operating profit increased 37.7% to $7,445,000, or 2.9% of international net sales, from $5,408,000, or 2.4% of international net sales, in the same three-month period last year and increased 38.4% to $15,374,000, or 3.0% of international net sales, from $11,106,000, or 2.5% net sales, for the respective six-month periods. These increases reflect expanded international operations and improved operating performance in Australia and Canada, partially offset by the operating loss in Italy.

     Net Interest Expense from Continuing Operations. Net interest expense of $21,389,000 in the quarter ended July 31, 1999 compares to $20,113,000 in the quarter ended August 1, 1998 and increased to $43,766,000 from $31,834,000 for the respective six-month periods. The increase in the six-month period primarily reflects increased borrowings under the Senior Secured Credit Facility and the 9 5/8% Senior Notes issued in May 1998 to fund the April 1998 share repurchase.

     Other Income. Other income of $21,078,000 in the quarter ended July 31, 1999 reflects the gain on the sale of Sofco and three forms businesses, partially offset by a loss on the fair value adjustment and sale of marketable securities.

     Minority Interest. Minority interest expense of $1,306,000 in the quarter compares to $761,000 in the three months ended August 1, 1998 and expense of $2,145,000 compares to expense of $957,000 for the respective six-month periods. These increases reflect higher earnings at Corporate Express Australia. The Company owned a 52.27% majority ownership interest in Corporate Express Australia at July 31, 1999.

     Discontinued Operations. In January 1999, the Company adopted a formal plan to sell its same-day courier delivery business. Accordingly, the net operating results of this business prior to the decision to discontinue are shown as income from discontinued operations, net of tax, and were $1,729,000 and $1,506,000 during the three and six months ended August 1, 1998, respectively. During the quarter ended July 31, 1999, the Company increased by $43,000,000 (net of tax of $4,000,000), the estimated net loss on disposal of the same-day delivery business, reflecting a revised estimate of sale proceeds based on lower than expected operating performance and the acceleration of the sale dates as required by the Buhrmann NV merger agreement. Refer to Notes 9 and 10.

     Extraordinary Item. The extraordinary loss of $4,477,000 (which is net of tax of $2,862,000) in the three months ended August 1, 1998 represents the cost of early repayment of the 9 1/8% Senior Subordinated Notes Series B due 2004. The extraordinary loss of $5,581,000 in the six months ended August 1, 1998 also includes $1,104,000 (which is net of tax of $706,000) reflecting the write-off of deferred finance costs related to the early extinguishment of the Company's former Senior Credit Facility.

     Net Income (Loss). Net loss of $12,435,000 in the quarter ended July 31, 1999 compared to net income of $7,799,000 in the quarter ended August 1, 1998. This net loss is primarily a result of the additional $43,000,000 loss on disposal recorded in connection with the sale of the Company's same-day delivery services. The effective tax rate for the three months ended July 31, 1999 was 22.3% compared to 45.5% for the comparable period last year. The effective tax rate for the six months ended July 31, 1999 was 30.0% compared to 45.2% in the comparable period. This lower rate occurs because no income taxes are being provided for on the capital gain portion of the taxable gain on the sale of Sofco and the forms businesses. No tax has been provided since these gains, net of capital loss on sale of securities, are expected to be offset by anticipated capital losses on the sale of discontinued courier delivery operations.

     Balance Sheet Items. The net accounts receivable balance at July 31, 1999 of $601,455,000 compares to $601,569,000 at January 30, 1999 primarily reflecting sales growth in International Operations and Desktop Software offset by the reduction of receivables as a result of the sale of Sofco and forms businesses. The allowance for doubtful accounts as a percentage of consolidated accounts receivable remained consistent at 1.9% as of July 31, 1999 and January 30, 1999, respectively.

     The inventory balance at July 31, 1999 of $270,497,000 decreased $15,257,000 from $285,754,000 at January 30, 1999, primarily reflecting the reduction of inventory as a result of the sale of Sofco and forms businesses.

     Net goodwill at July 31, 1999 of $771,903,000 decreased from $788,963,000 at January 30, 1999 primarily reflecting current year amortization and the sale of Sofco and the forms businesses' goodwill.

     The accounts payable trade balance at July 31, 1999 of $407,849,000 decreased $14,238,000 from $422,087,000 at January 30, 1999 primarily as a result of the sale of Sofco and forms businesses, partially offset by the timing of cash payments to suppliers.

     Accrued purchase costs at July 31, 1999 of $4,701,000 decreased by $1,716,000 from the January 30, 1999 balance of $6,417,000 reflecting acquisition additions of $680,000 usage of $1,843,000 and reductions of $553,000, to previously recorded goodwill reflecting final exit costs.

     The accrued restructuring, merger and related costs balance at July 31, 1999 of $28,120,000 (which amount excludes certain restructuring related asset writedowns) decreased by $8,040,000 from the January 30, 1999 balance of $36,160,000 reflecting current period payments for employee severance and termination costs and facility closure and consolidations.


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

     On April 10, 1998, the Company concluded the Dutch Auction tender offer it commenced on February 5, 1998, pursuant to which it purchased 35,000,000 shares at a price of $10.75 per share. Subsequently, pursuant to a stock repurchase program, the Company acquired an additional 4,635,681 shares in fiscal 1998. The Company has terminated its stock repurchase program. The Company funded the purchase of such shares and the payment of related fees and expenses through its $1.0 billion Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a $250,000,000 seven-year term loan and a $750,000,000 five-year revolving credit facility. The Senior Secured Credit Facility is guaranteed by substantially all domestic subsidiaries of the Company and is collateralized by all tangible and intangible property of the guarantors including inventory and receivables. At the borrower's option, interest rates are at a base rate or a Eurodollar rate plus an applicable margin determined by a leverage ratio as defined in the loan agreements. The term loan's interest rate ranges from 0.25% to 0.75% above the revolving loan interest rate. The Company is subject to usual covenants customary for this type of facility including financial covenants. The Company amended the credit agreement to clarify that the restructuring charge is excluded from the financial covenant computations, to permit the disposal of certain non-core assets and to permanently reduce the term loan with the net proceeds from the permitted dispositions. The available funds may be used for general corporate purposes, including permitted acquisitions. As of September 8, 1999, the Company had $430,074,000 outstanding under the Senior Secured Credit Facility and an unused borrowing capacity of $476,659,000 (reflecting permanent reductions to the facility for permitted dispositions and the quarterly principal payments on the term loan). The Company is in compliance with all debt convenants under the Senior Secured Credit Facility, and the Company expects to remain in compliance with such covenants for fiscal 1999 under its annual business plan for the year, although there can be no assurance to that effect.

     On May 29, 1998, CEX Holdings, Inc., a wholly-owned subsidiary of the Company, issued at par $350,000,000 principal amount of unsecured 9 5/8% Senior Subordinated Notes due 2008 (the "9 5/8% Notes"). The 9 5/8% Notes are guaranteed by all material domestic subsidiaries of the Company and are subordinated in right of payment to all senior debt which totaled approximately $474,252,000 at July 31, 1999. On or after June 1, 2003 through maturity, the 9 5/8% Notes may be redeemed at the option of the Company, in whole or in part, at redemption rates ranging from 104.813% to 100%. At any time on or before June 1, 2001, the Company may redeem up to 35% of the 9 5/8% Notes with the net cash proceeds of one or more public equity offerings at a redemption price equal to 109.625% of the principal amount thereof, subject to certain restrictions. Semi-annual interest payments are due on June 1 and December 1 and began on December 1, 1998. A portion of the proceeds from the sale of the 9 5/8% Notes was used to repay prior to maturity substantially all of the $90,000,000 9 1/8% Notes and to repay $245,000,000 on the Senior Secured Credit Facility. As a result of the early extinguishment of the 9 1/8% Notes, the Company recorded an extraordinary loss of $4,477,000, net of tax of $2,862,000, in the second quarter of fiscal 1998. In May 1998, the Company settled an interest rate hedging contract based on $300,000,000 of U.S. Treasury notes related to the completed offering of the 9 5/8% Notes. The cost of the settlement of the contract was $7,271,000 and is amortized over the ten-year term of the 9 5/8% Notes, bringing the effective interest rate of the debt instrument to 9.96%. In December 1998, CEX Holdings, Inc. completed a registered exchange offer pursuant to which the 9 5/8% Notes were exchanged for substantially similar notes.

     During the six-month period ended July 31, 1999, the Company had capital expenditures of $35,004,000 offset by cash proceeds from sale and leaseback of assets of $8,738,000, for computer systems and software, warehouse reconfigurations, telecommunications equipment, delivery vehicles, leasehold improvements and investments in facilities. The Company continues to invest in advanced facilities, the development of its proprietary computer software, and the upgrade of its computer systems. The Company expects net capital expenditures for fiscal 1999 of approximately $50,000,000 comprised of approximately $39,000,000 to be used for upgrading and enhancing its information systems and telecommunications equipment and approximately $11,000,000 for warehouse reconfiguration and equipment. Actual capital expenditures for fiscal 1999 may be greater or less than budgeted amounts.

     Significant cash activity in the six months ended July 31, 1999 includes cash from operations of $49,929,000, capital expenditures of $35,004,000 offset by proceeds from sale and leaseback of assets of $8,738,000, and payments of long-term borrowings of $87,974,000 offset by net proceeds from lines of credit of $33,636,000. Net proceeds received during the quarter were $57,256,000 from the sale of Sofco and the forms businesses and $1,084,000 from the sale of marketable securities. Net cash provided to discontinued operations was $18,149,000 in the first quarter and increased by $3,208,000 in the second quarter. Payments for acquisitions primarily completed in prior periods, net of cash acquired, were $5,053,000 primarily reflecting earn-out provisions. Other cash uses totaled $528,000.

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

Impact of the Year 2000 Issue

     Readiness. The Company is engaged in an enterprise-wide Year 2000 compliance program, with the objective of completing the process for all critical business systems by October 31, 1999. The Company's ISIS computer software is Year 2000 compliant. The following chart summarizes the estimated Year 2000 readiness, as of July 31, 1999, of the Company's programs:

                                                                          Percent     Estimated
Year 2000 Initiatives                                                    Complete    Completion
---------------------                                                    ----------------------
Y2K enterprise awareness and assessment                                     100%     Complete
Y2K detailed inventory                                                      100%     Complete
Impact assessment                                                           100%     Complete
Conversion strategy                                                         100%     Complete
Telephones and PBX systems                                                   95%       9/99
Client servers computing environment                                        100%     Complete
Network environment                                                          95%       9/99
Corporate systems (primarily Human Resources and Financial)                 100%     Complete
Operating systems (order and warehouse management)                           95%       9/99
Third party readiness                                                        90%      10/99
Non-IT systems                                                               95%       9/99
Other (electrical, mechanical, etc.)                                         95%       9/99
Contingency plans                                                            75%       9/99

     The Company has initiated formal communications with significant suppliers to determine the extent to which the Company is at risk for those third parties' failure to remediate their own Year 2000 issues. In select cases, the Company is involved in the verification of the remediation efforts of those suppliers. The Company believes that because of its large, diverse customer base, potential Year 2000 problems on the part of a customer will not be material to the Company. There can be no guarantee that the systems of other companies on which the Company relies or with which it does business will be timely converted or converted compatibly with the Company or that such deficiencies will not be material to the Company.

     Costs. The total estimated cost of the Company's Year 2000 project is expected to be approximately $7,000,000 and is being funded through operating cash flow. As of July 31, 1999, the Company had spent approximately $6,200,000 on its Year 2000 remedial efforts. The Company has used internal and external resources in its Year 2000 program, although the Company expects to rely primarily on internal resources to complete its program initiatives.

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

     Based on debt balances at July 31, 1999, a hypothetical 10% increase in the Company's weighted average interest rate would have an immaterial effect on the fair value of the Company's fixed-rate financial instruments and would add approximately $2,500,000 of additional interest expense thereby reducing the Company's pre-tax earnings for the three months ended July 31, 1999.

     The Company had no financial instrument contracts outstanding as of July 31, 1999.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

        On or about July 20, 1999 and subsequently thereto, Corporate Express and each of the members of its Board of Directors were sued by certain individual shareholders in four separate class action lawsuits which are being consolidated in Colorado State Court, Boulder County. The shareholders have alleged that the Company's merger with Buhrmann is unfair and a breach of fiduciary duty of the Company's Board of Directors, which will result in damages to the shareholders. The Company is pursuing a prompt settlement which it does not expect to be material.

Item 2. Changes in Securities

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of the shareholders of the Company was held on July 15, 1999. Of the 104,551,371 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present, in person or by proxy, the holders of 91,827,456 shares, or 87.8% of those shares eligible to vote, such percentage representing a quorum.

        The matter voted upon at the annual meeting was the election of directors of the Company to serve until the next meeting of shareholders or until their successors are duly elected and qualified. The votes cast for and withheld were as follows :

        Name                     Votes For   Votes Withheld
        ----                     ----------  --------------

        Robert L. King           91,300,065         527,391
        Jirka Rysavy             90,220,214       1,607,242
        Janet A. Hickey          88,993,240       2,834,216
        Mo Siegel                91,240,040         587,416
        James P. Argyropoulos    91,235,340         592,116
        Jeffrey J. Steiner       91,455,091         372,365
        Martin E. Franklin       91,034,779         792,677

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             27.1 Financial Data Schedule

        (b)  Reports on Form 8-K

             Form 8-K filed on July 13, 1999

             Form 8-K filed on July 15, 1999



                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CORPORATE EXPRESS, INC.



                              By: /s/ Gary M. Jacobs
                                  ---------------------
                                  Gary M. Jacobs
                                  Executive Vice President, Secretary and
                                    Chief Financial Officer
Date: September 14, 1999          (Principal Financial Officer and Duly
                                  Authorized Officer)